Form 10-Q
period 2026-03-31
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2026-04-30
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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

Registrant	Description of Common Stock	Shares Outstanding at March 31, 2026
The Southern Company	Par Value $5 Per Share	1,127,301,098
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2022 ARP	Georgia Power's Alternate Rate Plan approved by the Georgia PSC in 2022 for the years 2023 through 2025
2023 IRP Update	Georgia Power's updated IRP filed in 2023 and approved by the Georgia PSC in 2024 as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors
AFUDC	Allowance for funds used during construction
AGL Services Company	AGL Services Company, Inc., the Southern Company Gas system service company and a wholly-owned subsidiary of Southern Company Gas
Alabama Power	Alabama Power Company
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
CAMT	Corporate alternative minimum tax
CCR	Coal combustion residuals
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
COD	Commercial operation date
CODM	Chief operating decision maker
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the state of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's environmental compliance overview plan
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2025, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IIC	Intercompany Interchange Contract
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRA	Inflation Reduction Act of 2022
IRP	Integrated resource plan
ITC	Investment tax credit
KWH	Kilowatt-hour
LIFO	Last-in, first-out
LTSA	Long-term service agreement
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
N/M	Not meaningful
NRC	U.S. Nuclear Regulatory Commission
OBBB	One Big Beautiful Bill Act
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an electric membership corporation)
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, Rate CNP PPA, and Rate CNP Depreciation
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SOFR	Secured Overnight Financing Rate
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a wholly-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Linc, PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Linc	Southern Communications Services, Inc., a wholly-owned subsidiary of Southern Company, doing business as Southern Linc
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities and wholly owned by Southern Power as of December 31, 2025, was previously in a tax equity arrangement where Southern Power was the controlling partner through December 31, 2025
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable interest entity
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle Owners	Georgia Power, OPC, MEAG Power, and Dalton

    Table of Contents                                Index to Financial Statements
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements include, among other things, statements concerning regulated rates, the strategic goals for the business, customer and sales growth, economic conditions, including interest rates, tariffs, and inflation, cost recovery and other rate actions, current and proposed environmental regulations and related compliance plans and estimated expenditures, pending or potential litigation matters, access to sources of capital, financing activities, completion dates and costs of construction projects, filings with state and federal regulatory authorities, and estimated construction plans and expenditures. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "could," "would," "should," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential," or "continue" or the negative of these terms or other similar terminology. There are various factors that could cause actual results to differ materially from those suggested by the forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include:

•the impact of recent and future federal and state legal and regulatory changes, including tax, environmental, and other laws and regulations to which Southern Company and its subsidiaries are subject, as well as changes in application of existing laws, regulations, and guidance;
•the extent and timing of costs and legal requirements related to CCR;
•current and future litigation or regulatory investigations, proceedings, or inquiries;
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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Operating Revenues:
Retail electric revenues	$4,640	$4,601
Wholesale electric revenues	965	744
Other electric revenues	265	242
Natural gas revenues (includes alternative revenue programs of $(2) and $(19), respectively)	2,191	1,839
Other revenues	336	349
Total operating revenues	8,397	7,775
Operating Expenses:
Fuel	1,491	1,292
Purchased power	244	250
Cost of natural gas	926	674
Cost of other sales	181	199
Other operations and maintenance	1,653	1,619
Depreciation and amortization	1,420	1,286
Taxes other than income taxes	464	445
Total operating expenses	6,379	5,765
Operating Income	2,018	2,010
Other Income and (Expense):
Allowance for equity funds used during construction	121	73
Earnings from equity method investments	50	32
Interest expense, net of amounts capitalized	(778)	(714)
Other income (expense), net	155	149
Total other income and (expense)	(452)	(460)
Earnings Before Income Taxes	1,566	1,550
Income taxes	228	280
Consolidated Net Income	1,338	1,270
Net loss attributable to noncontrolling interests	(18)	(64)
Consolidated Net Income Attributable to Southern Company	$1,356	$1,334
Common Stock Data:
Earnings per share -
Basic	$1.21	$1.21
Diluted	$1.20	$1.21
Average number of shares of common stock outstanding (in millions)
Basic	1,124	1,100
Diluted	1,128	1,105
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Consolidated Net Income	$1,338	$1,270
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $(1) and $5, respectively	(3)	14
Reclassification adjustment for amounts included in net income, net of tax of $1 and $(4), respectively	4	(12)
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $— and $—, respectively	1	1
Total other comprehensive income	2	3
Comprehensive Income	1,340	1,273
Comprehensive loss attributable to noncontrolling interests	(18)	(64)
Consolidated Comprehensive Income Attributable to Southern Company	$1,358	$1,337
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Operating Activities:
Consolidated net income	$1,338	$1,270
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	1,580	1,411
Deferred income taxes	168	351
Allowance for equity funds used during construction	(121)	(73)
Pension, postretirement, and other employee benefits	(149)	(149)
Settlement of asset retirement obligations	(133)	(134)
Stock based compensation expense	97	90
Storm damage cost recovery – long-term	(93)	(173)
Other, net	(25)	(1)
Changes in certain current assets and liabilities —
-Receivables	124	7
-Retail fuel cost under recovery	63	71
-Prepayments	(98)	(120)
-Materials and supplies	(85)	11
-Natural gas for sale, net of temporary LIFO liquidation	355	365
-Other current assets	(27)	66
-Accounts payable	(555)	(394)
-Accrued taxes	(408)	(418)
-Accrued compensation	(599)	(537)
-Accrued interest	(180)	(82)
-Customer refunds	5	(95)
-Natural gas cost over recovery	(27)	(179)
-Other current liabilities	(4)	(37)
Net cash provided from operating activities	1,226	1,250
Investing Activities:
Property additions	(2,944)	(2,437)
Nuclear decommissioning trust fund purchases	(442)	(361)
Nuclear decommissioning trust fund sales	442	361
Cost of removal, net of salvage	(166)	(168)
Change in construction payables, net	(251)	(161)
Other investing activities	(60)	(68)
Net cash used for investing activities	(3,421)	(2,834)
Financing Activities:
Increase (decrease) in notes payable, net	653	(841)
Proceeds —
Long-term debt	2,390	4,567
Short-term borrowings	350	—
Common stock	535	30
Redemptions and repurchases —
Long-term debt	(1,322)	(35)
Short-term borrowings	(50)	—
Distributions to noncontrolling interests	(47)	(37)
Payment of common stock dividends	(776)	(736)
Other financing activities	(191)	(133)
Net cash provided from financing activities	1,542	2,815
Net Change in Cash, Cash Equivalents, and Restricted Cash	(653)	1,231
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,640	1,101
Cash, Cash Equivalents, and Restricted Cash at End of Period	$987	$2,332
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $51 and $29 capitalized for 2026 and 2025, respectively)	$901	$756
Income taxes, net (excludes credit transfers)	—	(1)
Noncash transactions —
Accrued property additions at end of period	1,049	940
Right-of-use assets obtained under operating leases	41	87
Right-of-use assets obtained under finance leases	2	13
Issuance of common stock under dividend reinvestment plan	54	55
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$981	$1,639
Receivables —
Customer accounts	2,405	2,251
Unbilled revenues	740	931
Under recovered fuel clause revenues	299	316
Other accounts and notes	524	655
Accumulated provision for uncollectible accounts	(95)	(84)
Materials and supplies	2,297	2,202
Fossil fuel for generation	727	735
Natural gas for sale	145	396
Prepaid expenses	411	327
Assets from risk management activities, net of collateral	35	63
Regulatory assets – asset retirement obligations	353	353
Other regulatory assets	706	709
Other current assets	433	424
Total current assets	9,961	10,917
Property, Plant, and Equipment:
In service	149,086	146,114
Less: Accumulated depreciation	45,186	43,483
Plant in service, net of depreciation	103,900	102,631
Other utility plant, net	—	307
Nuclear fuel, at amortized cost	920	897
Construction work in progress	11,282	10,534
Total property, plant, and equipment	116,102	114,369
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	2,888	2,947
Equity investments in unconsolidated subsidiaries	1,365	1,318
Other intangible assets, net of amortization of $450 and $444, respectively	294	300
Miscellaneous property and investments	706	714
Total other property and investments	10,414	10,440
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,351	1,358
Deferred charges related to income taxes	1,026	948
Prepaid pension costs	3,369	3,257
Unamortized loss on reacquired debt	183	187
Deferred under recovered fuel clause revenues	210	252
Regulatory assets – asset retirement obligations, deferred	5,198	5,129
Other regulatory assets, deferred	7,683	7,427
Other deferred charges and assets	1,534	1,436
Total deferred charges and other assets	20,554	19,994
Total Assets	$157,031	$155,720
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$5,701	$6,220
Notes payable	1,673	722
Accounts payable	2,909	3,710
Customer deposits	478	475
Accrued taxes —
Accrued income taxes	66	22
Other accrued taxes	557	982
Accrued interest	627	807
Accrued compensation	761	1,418
Asset retirement obligations	659	662
Liabilities from risk management activities, net of collateral	134	118
Operating lease obligations	203	197
Natural gas cost over recovery	131	158
Other regulatory liabilities	228	240
Other current liabilities	1,191	1,157
Total current liabilities	15,318	16,888
Long-term Debt	67,148	65,649
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	12,381	12,133
Deferred credits related to income taxes	4,648	4,712
Accumulated deferred ITCs	2,047	2,002
Employee benefit obligations	941	980
Operating lease obligations, deferred	1,280	1,287
Asset retirement obligations, deferred	8,907	8,939
Other cost of removal obligations	2,054	2,036
Other regulatory liabilities, deferred	770	722
Other deferred credits and liabilities	1,625	1,505
Total deferred credits and other liabilities	34,653	34,316
Total Liabilities	117,119	116,853
Total Stockholders' Equity (See accompanying statements)	39,912	38,867
Total Liabilities and Stockholders' Equity	$157,031	$155,720
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2024	1,098	(1)	$5,446	$14,149	$(59)	$13,750	$(78)	$3,466	$36,674
Consolidated net income (loss)	—	—	—	—	—	1,334	—	(64)	1,270
Other comprehensive income	—	—	—	—	—	—	3	—	3
Stock issued	2	—	7	78	—	—	—	—	85
Stock-based compensation	—	—	—	5	—	—	—	—	5
Dividends of $0.72 per share	—	—	—	—	—	(791)	—	—	(791)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	19	19
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Other	—	—	—	(1)	(2)	(2)	—	—	(5)
Balance at March 31, 2025	1,100	(1)	$5,453	$14,231	$(61)	$14,291	$(75)	$3,384	$37,223

Balance at December 31, 2025	1,120	(1)	$5,554	$15,740	$(59)	$14,856	$(75)	$2,851	$38,867
Consolidated net income (loss)	—	—	—	—	—	1,356	—	(18)	1,338
Other comprehensive income	—	—	—	—	—	—	2	—	2
Stock issued	8	—	34	555	—	—	—	—	589
Stock-based compensation	—	—	—	(9)	—	—	—	—	(9)
Dividends of $0.74 per share	—	—	—	—	—	(830)	—	—	(830)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(46)	(46)
Other	—	—	—	(1)	(1)	—	—	(1)	(3)
Balance at March 31, 2026	1,128	(1)	$5,588	$16,285	$(60)	$15,382	$(73)	$2,790	$39,912

The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Operating Revenues:
Retail revenues	$1,728	$1,723
Wholesale revenues, non-affiliates	117	91
Wholesale revenues, affiliates	119	69
Other revenues	128	129
Total operating revenues	2,092	2,012
Operating Expenses:
Fuel	428	386
Purchased power, non-affiliates	73	69
Purchased power, affiliates	73	55
Other operations and maintenance	393	463
Depreciation and amortization	381	370
Taxes other than income taxes	133	131
Total operating expenses	1,481	1,474
Operating Income	611	538
Other Income and (Expense):
Allowance for equity funds used during construction	19	18
Interest expense, net of amounts capitalized	(115)	(108)
Other income (expense), net	39	38
Total other income and (expense)	(57)	(52)
Earnings Before Income Taxes	554	486
Income taxes	129	111
Net Income	$425	$375
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Net Income	$425	$375
Other comprehensive income:
Qualifying hedges:
Reclassification adjustment for amounts included in net income, net of tax of $— and $—, respectively	—	1
Total other comprehensive income	—	1
Comprehensive Income	$425	$376
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Operating Activities:
Net income	$425	$375
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	431	404
Deferred income taxes	62	81
Pension, postretirement, and other employee benefits	(59)	(52)
Settlement of asset retirement obligations	(57)	(61)
Other, net	(63)	(30)
Changes in certain current assets and liabilities —
-Receivables	101	41
-Prepayments	(84)	(103)
-Other current assets	(25)	25
-Accounts payable	(356)	(244)
-Accrued taxes	105	116
-Accrued compensation	(135)	(112)
-Customer refunds	3	(95)
-Other current liabilities	(47)	(118)
Net cash provided from operating activities	301	227
Investing Activities:
Property additions	(470)	(512)
Nuclear decommissioning trust fund purchases	(125)	(115)
Nuclear decommissioning trust fund sales	125	115
Cost of removal, net of salvage	(39)	(41)
Change in construction payables, net of joint owner portion	14	(29)
Other investing activities	(14)	(9)
Net cash used for investing activities	(509)	(591)
Financing Activities:
Increase in notes payable, net	30	—
Proceeds —
Senior notes	—	500
Other long-term debt	—	2
Redemptions — Other long-term debt	(45)	—
Capital contributions from parent company	225	525
Payment of common stock dividends	(301)	(305)
Other financing activities	8	(4)
Net cash provided from (used for) financing activities	(83)	718
Net Change in Cash, Cash Equivalents, and Restricted Cash	(291)	354
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	566	585
Cash, Cash Equivalents, and Restricted Cash at End of Period	$275	$939
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $6 and $5 capitalized for 2026 and 2025, respectively)	$153	$139
Noncash transactions —
Accrued property additions at end of period	115	119
Right-of-use assets obtained under operating leases	9	1
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$275	$566
Receivables —
Customer accounts	460	470
Unbilled revenues	158	189
Affiliated	142	126
Other accounts and notes	54	113
Accumulated provision for uncollectible accounts	(25)	(23)
Fossil fuel stock	289	303
Materials and supplies	745	732
Prepaid expenses	170	86
Other regulatory assets	353	344
Other current assets	85	80
Total current assets	2,706	2,986
Property, Plant, and Equipment:
In service	40,185	38,915
Less: Accumulated provision for depreciation	13,754	12,816
Plant in service, net of depreciation	26,431	26,099
Other utility plant, net	—	307
Nuclear fuel, at amortized cost	285	290
Construction work in progress	1,550	1,441
Total property, plant, and equipment	28,266	28,137
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,510	1,542
Equity investments in unconsolidated subsidiaries	49	48
Miscellaneous property and investments	123	123
Total other property and investments	1,682	1,713
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	91	86
Deferred charges related to income taxes	262	261
Prepaid pension and other postretirement benefit costs	1,046	1,016
Regulatory assets – asset retirement obligations	1,572	1,518
Other regulatory assets, deferred	2,070	1,982
Other deferred charges and assets	456	425
Total deferred charges and other assets	5,497	5,288
Total Assets	$38,151	$38,124
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$462	$625
Notes payable	30	—
Accounts payable —
Affiliated	200	294
Other	351	576
Customer deposits	114	113
Accrued taxes	211	105
Accrued interest	96	134
Accrued compensation	153	275
Asset retirement obligations	258	256
Other regulatory liabilities	70	89
Other current liabilities	131	135
Total current liabilities	2,076	2,602
Long-term Debt	11,507	11,388
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,313	4,209
Deferred credits related to income taxes	1,560	1,585
Accumulated deferred ITCs	113	115
Employee benefit obligations	149	152
Operating lease obligations	81	78
Asset retirement obligations, deferred	3,404	3,423
Other regulatory liabilities, deferred	239	252
Other deferred credits and liabilities	365	326
Total deferred credits and other liabilities	10,224	10,140
Total Liabilities	23,807	24,130
Common Stockholder's Equity (See accompanying statements)	14,344	13,994
Total Liabilities and Stockholder's Equity	$38,151	$38,124
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2024	31	$1,222	$7,657	$4,214	$(5)	$13,088
Net income	—	—	—	375	—	375
Capital contributions from parent company	—	—	527	—	—	527
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(305)	—	(305)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2025	31	$1,222	$8,184	$4,284	$(5)	$13,685

Balance at December 31, 2025	31	$1,222	$8,263	$4,512	$(3)	$13,994
Net income	—	—	—	425	—	425
Capital contributions from parent company	—	—	226	—	—	226
Cash dividends on common stock	—	—	—	(301)	—	(301)
Balance at March 31, 2026	31	$1,222	$8,489	$4,636	$(3)	$14,344
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Operating Revenues:
Retail revenues	$2,638	$2,630
Wholesale revenues	227	144
Other revenues	277	263
Total operating revenues	3,142	3,037
Operating Expenses:
Fuel	601	524
Purchased power, non-affiliates	158	161
Purchased power, affiliates	289	264
Other operations and maintenance	672	634
Depreciation and amortization	484	503
Taxes other than income taxes	176	170
Total operating expenses	2,380	2,256
Operating Income	762	781
Other Income and (Expense):
Allowance for equity funds used during construction	97	48
Interest expense, net of amounts capitalized	(204)	(187)
Other income (expense), net	58	52
Total other income and (expense)	(49)	(87)
Earnings Before Income Taxes	713	694
Income taxes	85	98
Net Income	$628	$596
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Net Income	$628	$596
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $— and $(1), respectively	—	(1)
Total other comprehensive income (loss)	—	(1)
Comprehensive Income	$628	$595
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Operating Activities:
Net income	$628	$596
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	556	577
Deferred income taxes	95	91
Allowance for equity funds used during construction	(97)	(48)
Pension, postretirement, and other employee benefits	(78)	(74)
Settlement of asset retirement obligations	(67)	(66)
Storm damage cost recovery – long-term	(93)	(173)
Other, net	(27)	(38)
Changes in certain current assets and liabilities —
-Receivables	140	94
-Retail fuel cost under recovery	78	83
-Prepaid income taxes	(55)	—
-Other current assets	(90)	(23)
-Accounts payable	(131)	(325)
-Accrued taxes	(352)	(355)
-Accrued compensation	(75)	(68)
-Other current liabilities	(52)	34
Net cash provided from operating activities	380	305
Investing Activities:
Property additions	(1,906)	(1,429)
Nuclear decommissioning trust fund purchases	(316)	(246)
Nuclear decommissioning trust fund sales	316	246
Cost of removal, net of salvage	(100)	(103)
Change in construction payables, net of joint owner portion	(271)	(160)
Other investing activities	(12)	(27)
Net cash used for investing activities	(2,289)	(1,719)
Financing Activities:
Decrease in notes payable, net	(135)	—
Proceeds —
Senior notes	—	1,600
Short-term borrowings	250	—
FFB loan	1,016	—
Redemptions and repurchases —
Short-term borrowings	(50)	—
FFB loan	(21)	(21)
Capital contributions from parent company	1,500	700
Payment of common stock dividends	(644)	(552)
Other financing activities	(42)	(48)
Net cash provided from financing activities	1,874	1,679
Net Change in Cash, Cash Equivalents, and Restricted Cash	(35)	265
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	59	118
Cash, Cash Equivalents, and Restricted Cash at End of Period	$24	$383
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $31 and $16 capitalized for 2026 and 2025, respectively)	$218	$188
Noncash transactions —
Accrued property additions at end of period	753	551
Right-of-use assets obtained under operating leases	6	2
Right-of-use assets obtained under finance leases	2	13
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$24	$59
Receivables —
Customer accounts, net	929	993
Unbilled revenues	302	346
Under recovered retail fuel clause revenues	234	310
Joint owner accounts	98	195
Affiliated	82	96
Other accounts and notes	69	61
Fossil fuel stock	368	362
Materials and supplies	1,042	994
Regulatory assets – asset retirement obligations	222	222
Other regulatory assets	336	335
Other current assets	371	285
Total current assets	4,077	4,258
Property, Plant, and Equipment:
In service	60,443	59,458
Less: Accumulated provision for depreciation	16,236	15,957
Plant in service, net of depreciation	44,207	43,501
Nuclear fuel, at amortized cost	635	606
Construction work in progress	7,623	6,764
Total property, plant, and equipment	52,465	50,871
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,378	1,405
Equity investments in unconsolidated subsidiaries	37	40
Miscellaneous property and investments	231	231
Total other property and investments	1,646	1,676
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,083	1,120
Deferred charges related to income taxes	738	660
Prepaid pension costs	1,142	1,099
Deferred under recovered retail fuel clause revenues	210	212
Regulatory assets – asset retirement obligations, deferred	3,397	3,382
Other regulatory assets, deferred	4,166	4,032
Other deferred charges and assets	796	767
Total deferred charges and other assets	11,532	11,272
Total Assets	$69,720	$68,077
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$2,266	$1,370
Notes payable	225	160
Accounts payable —
Affiliated	778	992
Other	1,512	1,728
Customer deposits	273	267
Accrued taxes	326	678
Accrued interest	207	234
Accrued compensation	177	327
Operating lease obligations	174	170
Asset retirement obligations	355	360
Other regulatory liabilities	35	52
Other current liabilities	268	332
Total current liabilities	6,596	6,670
Long-term Debt	20,169	20,122
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,920	4,811
Deferred credits related to income taxes	2,198	2,225
Accumulated deferred ITCs	417	354
Employee benefit obligations	177	189
Operating lease obligations, deferred	924	960
Asset retirement obligations, deferred	5,158	5,167
Other deferred credits and liabilities	642	545
Total deferred credits and other liabilities	14,436	14,251
Total Liabilities	41,201	41,043
Common Stockholder's Equity (See accompanying statements)	28,519	27,034
Total Liabilities and Stockholder's Equity	$69,720	$68,077
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2024	9	$398	$19,708	$3,562	$13	$23,681
Net income	—	—	—	596	—	596
Capital contributions from parent company	—	—	702	—	—	702
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Cash dividends on common stock	—	—	—	(552)	—	(552)
Balance at March 31, 2025	9	$398	$20,410	$3,606	$12	$24,426

Balance at December 31, 2025	9	$398	$22,416	$4,204	$16	$27,034
Net income	—	—	—	628	—	628
Capital contributions from parent company	—	—	1,500	—	—	1,500
Cash dividends on common stock	—	—	—	(644)	—	(644)
Other	—	—	—	1	—	1
Balance at March 31, 2026	9	$398	$23,916	$4,189	$16	$28,519
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Operating Revenues:
Retail revenues	$273	$248
Wholesale revenues, non-affiliates	87	71
Wholesale revenues, affiliates	97	81
Other revenues	15	20
Total operating revenues	472	420
Operating Expenses:
Fuel and purchased power	205	166
Other operations and maintenance	88	84
Depreciation and amortization	55	52
Taxes other than income taxes	36	33
Total operating expenses	384	335
Operating Income	88	85
Other Income and (Expense):
Interest expense, net of amounts capitalized	(20)	(20)
Other income (expense), net	10	6
Total other income and (expense)	(10)	(14)
Earnings Before Income Taxes	78	71
Income taxes	18	16
Net Income and Comprehensive Income	$60	$55
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Operating Activities:
Net income	$60	$55
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	61	56
Deferred income taxes	10	(7)
Pension, postretirement, and other employee benefits	(5)	(5)
Settlement of asset retirement obligations	(4)	(4)
Other, net	(5)	7
Changes in certain current assets and liabilities —
-Receivables	(9)	(16)
-Retail fuel cost under recovery	(15)	(13)
-Fossil fuel stock	(1)	13
-Other current assets	(2)	10
-Accounts payable	(28)	(4)
-Accrued taxes	(73)	(64)
-Accrued interest	(12)	(11)
-Accrued compensation	(26)	(23)
-Other current liabilities	—	(5)
Net cash used for operating activities	(49)	(11)
Investing Activities:
Property additions	(92)	(72)
Contributions in aid of construction	2	57
Cost of removal, net of salvage	(9)	(8)
Change in construction payables, net	(1)	(14)
Payments pursuant to LTSAs	(6)	(6)
Other investing activities	—	(1)
Net cash used for investing activities	(106)	(44)
Financing Activities:
Increase (decrease) in notes payable, net	32	(14)
Proceeds — Senior notes	75	100
Capital contributions from parent company	90	50
Payment of common stock dividends	(48)	(48)
Other financing activities	(1)	(1)
Net cash provided from financing activities	148	87
Net Change in Cash, Cash Equivalents, and Restricted Cash	(7)	32
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	26	13
Cash, Cash Equivalents, and Restricted Cash at End of Period	$19	$45
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$32	$30
Noncash transactions —
Accrued property additions at end of period	37	22
Right-of-use assets obtained under operating leases	3	—
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$19	$26
Receivables —
Customer accounts, net	113	50
Unbilled revenues	39	44
Affiliated	31	26
Other accounts and notes	24	22
Fossil fuel stock	48	46
Materials and supplies	103	101
Other regulatory assets	52	49
Other current assets	7	10
Total current assets	436	374
Property, Plant, and Equipment:
In service	6,057	5,972
Less: Accumulated provision for depreciation	1,990	1,922
Plant in service, net of depreciation	4,067	4,050
Construction work in progress	248	238
Total property, plant, and equipment	4,315	4,288
Other Property and Investments	142	143
Deferred Charges and Other Assets:
Deferred charges related to income taxes	25	25
Prepaid pension costs	157	151
Deferred under recovered retail fuel clause revenues	—	40
Regulatory assets – asset retirement obligations	228	229
Other regulatory assets, deferred	259	255
Accumulated deferred income taxes	62	66
Other deferred charges and assets	79	66
Total deferred charges and other assets	810	832
Total Assets	$5,703	$5,637
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$65	$66
Notes payable	32	—
Accounts payable —
Affiliated	64	70
Other	60	77
Accrued taxes	52	125
Accrued compensation	25	49
Asset retirement obligations	19	21
Other regulatory liabilities	12	20
Other current liabilities	87	92
Total current liabilities	416	520
Long-term Debt	1,795	1,720
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	499	491
Deferred credits related to income taxes	209	211
Employee benefit obligations	65	67
Asset retirement obligations, deferred	100	103
Other cost of removal obligations	110	115
Other regulatory liabilities, deferred	140	141
Other deferred credits and liabilities	78	80
Total deferred credits and other liabilities	1,201	1,208
Total Liabilities	3,412	3,448
Common Stockholder's Equity (See accompanying statements)	2,291	2,189
Total Liabilities and Stockholder's Equity	$5,703	$5,637
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2024	1	$38	$4,791	$(2,745)	$5	$2,089
Net income	—	—	—	55	—	55
Capital contributions from parent company	—	—	51	—	—	51
Cash dividends on common stock	—	—	—	(48)	—	(48)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2025	1	$38	$4,842	$(2,738)	$4	$2,146

Balance at December 31, 2025	1	$38	$4,871	$(2,724)	$4	$2,189
Net income	—	—	—	60	—	60
Capital contributions from parent company	—	—	90	—	—	90
Cash dividends on common stock	—	—	—	(48)	—	(48)
Balance at March 31, 2026	1	$38	$4,961	$(2,712)	$4	$2,291
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$577	$447
Wholesale revenues, affiliates	100	116
Other revenues	4	4
Total operating revenues	681	567
Operating Expenses:
Fuel	254	207
Purchased power	58	28
Other operations and maintenance	137	123
Depreciation and amortization	278	152
Taxes other than income taxes	13	12
Total operating expenses	740	522
Operating Income	(59)	45
Other Income and (Expense):
Interest expense, net of amounts capitalized	(27)	(26)
Other income (expense), net	2	3
Total other income and (expense)	(25)	(23)
Earnings (Loss) Before Income Taxes	(84)	22
Income taxes (benefit)	(70)	(1)
Net Income (Loss)	(14)	23
Net loss attributable to noncontrolling interests	(18)	(64)
Net Income Attributable to Southern Power	$4	$87
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Net Income (Loss)	$(14)	$23
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $(2) and $5, respectively	(8)	16
Reclassification adjustment for amounts included in net income, net of tax of $3 and $(5), respectively	10	(14)
Total other comprehensive income	2	2
Comprehensive Income (Loss)	(12)	25
Comprehensive loss attributable to noncontrolling interests	(18)	(64)
Comprehensive Income Attributable to Southern Power	$6	$89
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Operating Activities:
Net income	$(14)	$23
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	283	158
Deferred income taxes	(27)	5
Amortization of ITCs	(15)	(15)
Loss on damaged equipment	20	—
Other, net	—	1
Changes in certain current assets and liabilities —
-Receivables	23	(5)
-Income taxes receivable	(43)	(6)
-Other current assets	14	5
-Accounts payable	(46)	(27)
-Accrued compensation	(15)	(15)
-Other current liabilities	13	22
Net cash provided from operating activities	193	146
Investing Activities:
Property additions	(119)	(187)
Change in construction payables	2	39
Payments pursuant to LTSAs	(14)	(13)
Other investing activities	2	—
Net cash used for investing activities	(129)	(161)
Financing Activities:
Increase in notes payable, net	23	—
Capital contributions from parent company	—	130
Capital contributions from noncontrolling interests	4	19
Distributions to noncontrolling interests	(47)	(37)
Payment of common stock dividends	(72)	(70)
Other financing activities	(5)	(3)
Net cash provided from (used for) financing activities	(97)	39
Net Change in Cash, Cash Equivalents, and Restricted Cash	(33)	24
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	105	168
Cash, Cash Equivalents, and Restricted Cash at End of Period	$72	$192
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $10 and $3 capitalized for 2026 and 2025, respectively)	$13	$22
Income taxes, net (excludes credit transfers)	1	—
Noncash transactions —
Accrued property additions at end of period	55	99
Right-of-use assets obtained under operating leases	—	2
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$72	$105
Receivables —
Customer accounts, net	141	151
Affiliated	22	35
Other	62	16
Materials and supplies	135	132
Other current assets	77	89
Total current assets	509	528
Property, Plant, and Equipment:
In service	15,342	15,034
Less: Accumulated provision for depreciation	5,488	5,214
Plant in service, net of depreciation	9,854	9,820
Construction work in progress	867	1,080
Total property, plant, and equipment	10,721	10,900
Other Property and Investments:
Intangible assets, net of amortization of $193 and $188, respectively	199	203
Net investment in sales-type leases	135	137
Total other property and investments	334	340
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	477	479
Prepaid LTSAs	183	170
Other deferred charges and assets	250	240
Total deferred charges and other assets	910	889
Total Assets	$12,474	$12,657
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At March 31, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$575	$587
Notes payable	160	138
Accounts payable —
Affiliated	58	88
Other	78	93
Accrued taxes	13	9
Accrued interest	46	38
Operating lease obligations	31	31
Other current liabilities	77	92
Total current liabilities	1,038	1,076
Long-term Debt	2,353	2,353
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	571	579
Accumulated deferred ITCs	1,368	1,383
Operating lease obligations, deferred	508	510
Other deferred credits and liabilities	242	235
Total deferred credits and other liabilities	2,689	2,707
Total Liabilities	6,080	6,136
Total Stockholders' Equity (See accompanying statements)	6,394	6,521
Total Liabilities and Stockholders' Equity	$12,474	$12,657
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder's Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2024	$1,306	$1,912	$(2)	$3,216	$3,466	$6,682
Net income (loss)	—	87	—	87	(64)	23
Capital contributions from parent company	130	—	—	130	—	130
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(70)	—	(70)	—	(70)
Capital contributions from noncontrolling interests	—	—	—	—	19	19
Distributions to noncontrolling interests	—	—	—	—	(37)	(37)
Balance at March 31, 2025	$1,436	$1,929	$—	$3,365	$3,384	$6,749

Balance at December 31, 2025	$1,912	$1,758	$—	$3,670	$2,851	$6,521
Net income (loss)	—	4	—	4	(18)	(14)
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(72)	—	(72)	—	(72)
Capital contributions from noncontrolling interests	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	(46)	(46)
Other	(1)	1	—	—	(1)	(1)
Balance at March 31, 2026	$1,911	$1,691	$2	$3,604	$2,790	$6,394
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $70 and $63, respectively)	$2,191	$1,839
Total operating revenues	2,191	1,839
Operating Expenses:
Cost of natural gas	926	674
Other operations and maintenance	343	316
Depreciation and amortization	183	169
Taxes other than income taxes	105	97
Total operating expenses	1,557	1,256
Operating Income	634	583
Other Income and (Expense):
Earnings from equity method investments	46	39
Interest expense, net of amounts capitalized	(105)	(92)
Other income (expense), net	17	18
Total other income and (expense)	(42)	(35)
Earnings Before Income Taxes	592	548
Income taxes	145	130
Net Income	$447	$418
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Net Income	$447	$418
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $2 and $5, respectively	6	11
Reclassification adjustment for amounts included in net income, net of tax of $(3) and $—, respectively	(7)	1
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $— and $—, respectively	(1)	—
Total other comprehensive income (loss)	(2)	12
Comprehensive Income	$445	$430
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
	(in millions)
Operating Activities:
Net income	$447	$418
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	183	167
Deferred income taxes	60	42
Other, net	21	(5)
Changes in certain current assets and liabilities —
-Receivables	(51)	(115)
-Natural gas for sale, net of temporary LIFO liquidation	355	365
-Other current assets	30	74
-Accounts payable	(201)	(95)
-Accrued taxes	70	73
-Accrued compensation	(56)	(60)
-Natural gas cost over recovery	(27)	(179)
-Other current liabilities	(23)	2
Net cash provided from operating activities	808	687
Investing Activities:
Property additions	(323)	(281)
Cost of removal, net of salvage	(16)	(16)
Change in construction payables, net	6	(6)
Capital contributions to unconsolidated subsidiaries	(27)	(19)
Other investing activities	—	1
Net cash used for investing activities	(360)	(321)
Financing Activities:
Decrease in notes payable, net	(170)	(141)
Return of capital to parent company	—	(23)
Payment of common stock dividends	(141)	(149)
Other financing activities	(10)	(10)
Net cash used for financing activities	(321)	(323)
Net Change in Cash, Cash Equivalents, and Restricted Cash	127	43
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	15	44
Cash, Cash Equivalents, and Restricted Cash at End of Period	$142	$87
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $4 and $5 capitalized for 2026 and 2025, respectively)	$129	$111
Income taxes, net	(1)	(1)
Noncash transactions —
Accrued property additions at end of period	118	104
Right-of-use assets obtained under operating leases	1	60
Return of capital to parent company	—	33
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At March 31, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$137	$15
Receivables —
Customer accounts	660	490
Unbilled revenues	229	341
Other accounts and notes	60	57
Accumulated provision for uncollectible accounts	(59)	(50)
Materials and supplies	62	62
Natural gas for sale	145	396
Prepaid expenses	27	26
Other regulatory assets	96	114
Other current assets	44	66
Total current assets	1,401	1,517
Property, Plant, and Equipment:
In service	24,391	24,098
Less: Accumulated depreciation	6,386	6,273
Plant in service, net of depreciation	18,005	17,825
Construction work in progress	865	863
Total property, plant, and equipment	18,870	18,688
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,224	1,182
Other intangible assets, net of amortization of $180 and $179, respectively	2	3
Miscellaneous property and investments	25	24
Total other property and investments	6,266	6,224
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	82	85
Prepaid pension and other postretirement benefit costs	248	229
Other regulatory assets, deferred	555	517
Other deferred charges and assets	129	127
Total deferred charges and other assets	1,014	958
Total Assets	$27,551	$27,387
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At March 31, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$531	$531
Notes payable	255	425
Accounts payable —
Affiliated	57	70
Other	383	553
Customer deposits	72	75
Accrued taxes	177	107
Accrued interest	77	100
Accrued compensation	81	137
Temporary LIFO liquidation	104	—
Natural gas cost over recovery	131	158
Other regulatory liabilities	69	36
Other current liabilities	109	110
Total current liabilities	2,046	2,302
Long-term Debt	8,738	8,743
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,033	1,971
Deferred credits related to income taxes	672	681
Employee benefit obligations	84	78
Operating lease obligations	122	123
Other cost of removal obligations	1,944	1,921
Accrued environmental remediation	201	207
Other deferred credits and liabilities	278	234
Total deferred credits and other liabilities	5,334	5,215
Total Liabilities	16,118	16,260
Common Stockholder's Equity (See accompanying statements)	11,433	11,127
Total Liabilities and Stockholder's Equity	$27,551	$27,387
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2024	$10,863	$85	$48	$10,996
Net income	—	418	—	418
Return of capital to parent company	(56)	—	—	(56)
Capital contributions from parent company	3	—	—	3
Other comprehensive income	—	—	12	12
Cash dividends on common stock	—	(149)	—	(149)
Other	—	1	—	1
Balance at March 31, 2025	$10,810	$355	$60	$11,225

Balance at December 31, 2025	$10,854	$222	$51	$11,127
Net income	—	447	—	447
Capital contributions from parent company	1	—	—	1
Other comprehensive income (loss)	—	—	(2)	(2)
Cash dividends on common stock	—	(141)	—	(141)
Other	—	1	—	1
Balance at March 31, 2026	$10,855	$529	$49	$11,433
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2025 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended March 31, 2026 and 2025. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
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
Goodwill and Other Intangible Assets
Goodwill at both March 31, 2026 and December 31, 2025 was as follows:

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At March 31, 2026			At December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$212	$(190)	$22	$212	$(189)	$23
Trade names	64	(64)	—	64	(64)	—
PPA fair value adjustments	390	(193)	197	390	(188)	202
Other	3	(3)	—	3	(3)	—
Total subject to amortization	$669	$(450)	$219	$669	$(444)	$225
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$744	$(450)	$294	$744	$(444)	$300

Southern Power(*)
PPA fair value adjustments	$390	$(193)	$197	$390	$(188)	$202

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(154)	$2	$156	$(153)	$3
Trade names	26	(26)	—	26	(26)	—
Total other intangible assets	$182	$(180)	$2	$182	$(179)	$3
(*)All subject to amortization.
Amortization associated with other intangible assets was as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Southern Company(a)	$7	$8
Southern Power(b)	5	5
Southern Company Gas
Gas marketing services	1	2
(a)Includes $5 million for the three months ended March 31, 2026 and 2025 recorded as a reduction to operating revenues.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company	Southern Company Gas
	(in millions)
At March 31, 2026
Cash and cash equivalents	$981	$137
Restricted cash(*):
Other current assets	6	5
Total cash, cash equivalents, and restricted cash	$987	$142

At December 31, 2025
Cash and cash equivalents	$1,639	$15
Restricted cash(*):
Other current assets	1	—
Total cash, cash equivalents, and restricted cash	$1,640	$15
(*)For Southern Company Gas, reflects funds held to support letters of credit. For Southern Company, also reflects collateral of $1 million for life insurance and long-term disability insurance, which was included at Southern Holdings.
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
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrement at March 31, 2026 is expected to be restored prior to year end.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for retail fuel and storm/property damage for the traditional electric operating companies and natural gas cost for Southern Company Gas at March 31, 2026 and December 31, 2025 were as follows:

Recovery/Regulatory Clause	Balance Sheet Location	At March 31, 2026	At December 31, 2025
		(in millions)
Alabama Power
Rate ECR	Other regulatory assets, deferred	$200	$146
NDR	Other regulatory liabilities, deferred	52	60
Georgia Power
Fuel cost recovery	Receivables – under recovered retail fuel clause revenues	$234	$310
	Deferred under recovered retail fuel clause revenues	210	212
Storm damage recovery	Other regulatory assets, current	31	31
	Other regulatory assets, deferred	962	880
Mississippi Power
Fuel cost recovery(*)	Receivables – customer accounts, net	$55	$—
	Deferred under recovered retail fuel clause revenues	—	40
Property damage reserve	Other regulatory liabilities, deferred	57	57
Southern Company Gas
Natural gas cost recovery	Natural gas cost over recovery	$131	$158
(*)Mississippi Power also has wholesale MRA and Market Based (MB) fuel cost recovery factors. At March 31, 2026 and December 31, 2025, wholesale MRA fuel cost under recovery was $9 million and $6 million, respectively, and was included in customer accounts receivable, net on Mississippi Power's balance sheets. The wholesale MB fuel cost recovery was immaterial for both periods presented.
Alabama Power
Power to the People Act
In December 2025, the Alabama PSC issued a consent order to keep retail rates stable through 2027. On April 2, 2026, the State of Alabama enacted legislation providing that retail base rates established and in place on October 1, 2026 may not be increased before January 1, 2029 for utilities that are regulated by the Alabama PSC and that provide retail electric service. The ultimate outcome of this matter cannot be determined at this time.
Reliability Reserve Accounting Order
In accordance with the notification provided to the Alabama PSC through its annual Rate RSE filing indicating plans to use $60 million of the reliability reserve, Alabama Power utilized $21 million of its reliability reserve during the first quarter 2026 for reliability-related transmission, distribution, and generation expenses. At March 31, 2026, Alabama Power's reliability reserve balance was $163 million.
Environmental Accounting Order
As a result of the planned conversion of Plant Barry Unit 5 from coal to natural gas, the unit's net book value no longer meets the criteria to be considered probable of abandonment, and, in the first quarter 2026, approximately $307 million was reclassified from other utility plant, net to plant in service on Alabama Power's and Southern Company's balance sheets.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power
Integrated Resource Plans
Certification Requests
On March 25, 2026, Georgia Interfaith Power & Light, Park Avenue Baptist Church, Unitarian Universalist Church of Savannah, Sierra Club, Adrien Webber, and Southern Alliance for Clean Energy filed a petition with the Fulton County Superior Court appealing the Georgia PSC's December 19, 2025 approval of Georgia Power's request for certification of resources totaling 9,885 MWs (2025 All-Source Certification). The petition requests a reversal of the 2025 All-Source Certification, including a decertification of at least 757 MWs of resources. Georgia Power believes the appeal has no merit; however, the ultimate outcome of this matter cannot be determined at this time.
2025 IRP
On April 23, 2026, pursuant to the final order for Georgia Power's 2025 IRP, Georgia Power filed for approval to issue a request for proposals seeking 2,000 MWs to 6,000 MWs of resources to meet capacity needs in 2032 and 2033. Georgia Power projects a decision from the Georgia PSC regarding issuance in the second quarter 2026. The ultimate outcome of this matter cannot be determined at this time.
Fuel Cost Recovery
On each of March 13, 2026 and April 15, 2026, Georgia Power filed an Interim Fuel Rider (IFR) notification and plan informing the Georgia PSC that Georgia Power's under recovered fuel balance accumulated since May 31, 2023 exceeded $200 million (IFR Threshold), as established in a Georgia PSC stipulation approved in 2023, as of February 28, 2026 and March 31, 2026, respectively. Georgia Power did not propose a fuel cost recovery rate change pursuant to these IFR notifications and plans and is required to monitor and report to the Georgia PSC monthly as long as the under recovered fuel balance is above the IFR Threshold. Georgia Power expects the Georgia PSC to make a final decision on its February 2026 fuel case on May 28, 2026. The ultimate outcome of this matter cannot be determined at this time.
Construction
At March 31, 2026, Georgia Power had recorded approximately $3.7 billion of combined capital costs, excluding AFUDC, for the projects reflected in the table below approved by the Georgia PSC through the 2023 IRP Update and certification requests in September and December 2025 authorized through its 2022 IRP. The total certified

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
amounts related to these projects are approximately $19.5 billion, excluding AFUDC. The ultimate outcome of these matters cannot be determined at this time.

Resource/Project	Approximate Nameplate Capacity (MW)	Actual/Projected COD
Projects Under Construction at March 31, 2026
Battery Energy Storage
McGrau Ford Phase 1	265	Fourth quarter 2026
Twiggs County	200	Fourth quarter 2027
Wadley	260	Fourth quarter 2027
Bowen Phase 1	250	Fourth quarter 2028
Bowen Phase 2	250	Fourth quarter 2029
South Hall	250	Fourth quarter 2028
Wansley	500	Fourth quarter 2028
Yates Phase 1	320	Fourth quarter 2028
Yates Phase 2	250	Fourth quarter 2028
Thomson	500	Fourth quarter 2029
Hammond Phase 2	193	Fourth quarter 2030
McIntosh	250	Fourth quarter 2030
Various facilities(a)	372	Second quarter 2026 through fourth quarter 2026
Solar with Battery Energy Storage
Laurens County	200	Fourth quarter 2028
Plant Mitchell	150	Fourth quarter 2028
Combined Cycle
Plant Bowen Unit 7	741	Fourth quarter 2029
Plant Bowen Unit 8	741	Second quarter 2030
Plant McIntosh Unit 12	757	Fourth quarter 2030
Plant Wansley Unit 10	727	Fourth quarter 2029
Plant Wansley Unit 11	727	Second quarter 2030
Combustion Turbine
Plant Yates Unit 8(b)	442	Fourth quarter 2026
Plant Yates Unit 9(b)	442	Second quarter 2027
Plant Yates Unit 10(b)	442	Third quarter 2027
Projects Completed During the Three Months Ended March 31, 2026
Battery Energy Storage
Robins	128	March 2026
(a)Subsequent to March 31, 2026, Georgia Power completed construction of the 50-MW Moody battery energy storage facility.
(b)Pursuant to the 2023 IRP Update, cost recovery over the certified amount is limited.
Mississippi Power
Performance Evaluation Plan
On March 16, 2026, Mississippi Power submitted its annual retail PEP Evaluation Report for 2026 to the Mississippi PSC, which affirmed its request filed in November 2025 for a 1.8%, or $20 million, annual increase in revenues, primarily due to increases in investment and depreciation. In accordance with the PEP rate schedule, the increase became effective with the first billing cycle of January 2026, subject to refund. The Mississippi PSC is expected to render a final decision in the second quarter 2026. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Integrated Resource Plans
On March 9, 2026, in compliance with its IRP requirements, Mississippi Power submitted its mid-point update to its 2024 IRP to the Mississippi PSC, indicating that the retirement dates of Plant Daniel Unit 2 and Plant Watson Unit 4 will extend beyond 2028.
The remaining net book value of Plant Daniel Unit 1 was approximately $124 million at March 31, 2026, and Mississippi Power is continuing to depreciate Plant Daniel Unit 1 using approved rates. Mississippi Power expects to reclassify the net book value remaining at retirement to a regulatory asset to be amortized over a period to be determined by the Mississippi PSC in future proceedings, consistent with a 2020 order. The ultimate outcome of this matter cannot be determined at this time.
Environmental Compliance Overview Plan
On April 14, 2026, the Mississippi PSC approved Mississippi Power's annual ECO Plan filing for 2026, resulting in a $2 million annual increase in revenues effective with the first billing cycle of May 2026.
System Restoration Rider
On March 2, 2026, Mississippi Power submitted its annual SRR filing for 2026 to the Mississippi PSC, indicating no change in retail rates. The filing includes a request to increase the minimum annual SRR accrual from $13.5 million to $13.7 million. The ultimate outcome of this matter cannot be determined at this time.
Reliability Reserve Accounting Order
On March 16, 2026, through its annual PEP Evaluation Report, Mississippi Power notified the Mississippi PSC of its intent to use approximately $8 million of its retail reliability reserve balance during 2026. During the first quarter 2026, Mississippi Power utilized the retail reliability reserve in the amount of $6 million for reliability-related generation, transmission, and distribution expenses. At March 31, 2026, Mississippi Power's retail reliability reserve balance was $52 million. See "Performance Evaluation Plan" herein for information regarding Mississippi Power's annual PEP filing.
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
Southern Company
In July 2025, a purported class action complaint was filed in the U.S. District Court for the District of Maryland against two nuclear consulting companies and all U.S. commercial nuclear power operators, or affiliated entities, including Southern Company. The purported class of plaintiffs includes all persons employed in nuclear power generation by the defendants, including nuclear operators, nuclear engineers, and nuclear technicians, from May 1, 2003 to the present. The complaint alleges that, since at least May 2003, the nuclear power industry conspired to fix and suppress employee compensation for nuclear power generation employees in violation of federal antitrust law.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Although not named as defendants, other entities are accused of having participated in the plaintiffs' alleged conspiracy. The plaintiffs seek to recover, among other relief, unspecified monetary damages, including treble damages and attorneys' fees, and injunctive relief. In October 2025, Southern Company moved to dismiss the complaint. In November 2025, the plaintiffs filed an amended complaint naming Southern Nuclear, among others, as a defendant. In December 2025, Southern Company and Southern Nuclear filed a motion to dismiss the amended complaint. An adverse outcome could have a material impact on Southern Company's financial statements.
Alabama Power
In 2022, Mobile Baykeeper filed a citizen suit in the U.S. District Court for the Southern District of Alabama alleging that Alabama Power's plan to close the Plant Barry surface impoundment utilizing a closure-in-place methodology violates the Resource Conservation and Recovery Act (RCRA) and regulations governing CCR. Among other relief requested, Mobile Baykeeper sought a declaratory judgment that RCRA and regulations governing CCR were being violated, preliminary and injunctive relief to prevent implementation of Alabama Power's closure plan, and the development of a closure plan that satisfies regulations governing CCR requirements. Later in 2022, Alabama Power filed a motion to dismiss the case. In 2024, the lawsuit was dismissed without prejudice by the U.S. District Court judge. Later in 2024, the U.S. District Court judge denied a motion to reconsider filed by the plaintiff, and the plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Eleventh Circuit challenging the denial of the motion to reconsider the order of dismissal.
In 2023, the EPA issued a Notice of Potential Violations (NOPV) associated with Alabama Power's plan to close the Plant Barry surface impoundment. In 2024, Alabama Power reached a settlement with the EPA resolving two of the three allegations in the NOPV related to the groundwater monitoring system and the emergency action plan at the Plant Barry surface impoundment. The settlement did not resolve the EPA's allegation relating to Alabama Power's plan to close the Plant Barry surface impoundment. Alabama Power has affirmed to the EPA its position that it is in compliance with CCR requirements.
In July 2025, Coosa Riverkeeper filed a citizen suit in the U.S. District Court for the Northern District of Alabama alleging that Alabama Power's closure of the Plant Gadsden surface impoundment utilizing a closure-in-place methodology violates RCRA and regulations governing CCR. Among other relief requested, Coosa Riverkeeper seeks declaratory judgment that Alabama Power is in violation of RCRA and regulations governing CCR, and preliminary and injunctive relief to require Alabama Power to close the CCR unit and operate a groundwater monitoring system in a different manner to satisfy RCRA and the regulations governing CCR requirements. In September 2025, Alabama Power filed a motion to dismiss the citizen suit.
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
Georgia Power's environmental remediation liability was $14 million at both March 31, 2026 and December 31, 2025. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas' environmental remediation liability was $219 million and $227 million at March 31, 2026 and December 31, 2025, respectively, based on the estimated cost of environmental investigation and remediation at known former manufactured gas plant operating sites.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table disaggregates revenue from contracts with customers for the three months ended March 31, 2026 and 2025:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2026
Operating revenues
Retail electric revenues
Residential	$2,003	$773	$1,150	$80	$—	$—
Commercial	1,663	477	1,104	82	—	—
Industrial	942	414	438	90	—	—
Other	31	3	25	3	—	—
Total retail electric revenues	4,639	1,667	2,717	255	—	—
Natural gas distribution revenues
Residential	1,028	—	—	—	—	1,028
Commercial	253	—	—	—	—	253
Transportation	440	—	—	—	—	440
Industrial	24	—	—	—	—	24
Other	145	—	—	—	—	145
Total natural gas distribution revenues	1,890	—	—	—	—	1,890
Wholesale electric revenues
PPA energy revenues	496	46	64	4	392	—
PPA capacity revenues	149	18	44	21	83	—
Non-PPA revenues	89	119	44	169	44	—
Total wholesale electric revenues	734	183	152	194	519	—
Other natural gas revenues
Gas marketing services	281	—	—	—	—	281
Other	3	—	—	—	—	3
Total other natural gas revenues	284	—	—	—	—	284
Other revenues	493	78	236	15	4	—
Total revenue from contracts with customers	8,040	1,928	3,105	464	523	2,174
Other revenue sources(*)	357	164	37	8	158	17
Total operating revenues	$8,397	$2,092	$3,142	$472	$681	$2,191

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at March 31, 2026 and December 31, 2025:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At March 31, 2026	$3,083	$649	$1,179	$119	$94	$925
At December 31, 2025	3,139	716	1,278	115	132	864
Contract Assets
At March 31, 2026	$338	$5	$196	$—	$—	$67
At December 31, 2025	294	3	160	—	—	67
Contract Liabilities
At March 31, 2026	$257	$9	$76	$2	$1	$—
At December 31, 2025	213	6	75	—	2	—
Contract assets for Georgia Power primarily relate to unregulated service agreements, where payment is contingent on project completion, and retail customer fixed bill programs, where payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas received cash advances totaling approximately $68 million from a third-party financial institution to fund work performed. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information regarding the construction contract. At March 31, 2026 and December 31, 2025, Southern Company's unregulated distributed generation business had contract assets of $69 million and $63 million, respectively, and contract liabilities of $170 million and $132 million, respectively, for outstanding performance obligations, all of which are expected to be satisfied within one year.
Revenues recognized in the three months ended March 31, 2026, which were included in contract liabilities at December 31, 2025, were $55 million for Southern Company, $11 million for Georgia Power, and immaterial for the other Registrants. Contract liabilities are primarily classified as current on the balance sheets as the corresponding revenues are generally expected to be recognized within one year.
Remaining Performance Obligations
Southern Company's subsidiaries may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at March 31, 2026 are expected to be recognized as follows:

	2026 (remaining)	2027	2028	2029	2030	Thereafter
	(in millions)
Southern Company	$875	$679	$452	$412	$416	$3,130
Alabama Power	8	5	4	2	1	6
Georgia Power	48	60	43	22	22	146
Mississippi Power(*)	49	69	73	12	—	—
Southern Power(*)	270	349	389	393	393	2,978
Southern Company Gas	31	21	—	—	—	—
(*)Includes performance obligations related to affiliate PPAs with Georgia Power. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information.
Lease Income
Lease income for the three months ended March 31, 2026 and 2025 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2026
Lease income - interest income on sales-type leases	$5	$—	$—	$3	$2	$—
Lease income - operating leases	34	3	7	1	37	9
Variable lease income	79	—	—	—	87	—
Total lease income	$118	$3	$7	$4	$126	$9
Three Months Ended March 31, 2025
Lease income - interest income on sales-type leases	$6	$—	$—	$4	$2	$—
Lease income - operating leases	33	2	7	1	37	9
Variable lease income	81	—	—	—	89	—
Total lease income	$120	$2	$7	$5	$128	$9
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
Southern Company
At March 31, 2026 and December 31, 2025, Southern Holdings had equity method investments totaling $125 million and $124 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. Earnings/losses from these investments were immaterial for all periods presented.
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
SP Solar
At March 31, 2026 and December 31, 2025, SP Solar had total assets of $5.1 billion and $5.2 billion, respectively, total liabilities of $361 million and $360 million, respectively, and noncontrolling interests of $899 million and $918 million, respectively. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to the limited partner in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
Southern Power consolidates SP Solar, as the primary beneficiary, since it controls the most significant activities of the entity, including operating and maintaining its assets. Certain transfers and sales of the assets in the VIE are subject to partner consent, and the liabilities are non-recourse to the general credit of Southern Power. Liabilities consist of customary working capital items and do not include any long-term debt.
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
At March 31, 2026 and December 31, 2025, the other VIEs had total assets of $1.6 billion, total liabilities of $246 million and $236 million, respectively, and noncontrolling interests of $590 million and $617 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.
Southern Company Gas
The carrying amounts of Southern Company Gas' equity method investments at March 31, 2026 and December 31, 2025 were as follows:

Investment Balance	At March 31, 2026	At December 31, 2025
	(in millions)
SNG	$1,190	$1,148
Other	34	34
Total	$1,224	$1,182
The earnings from Southern Company Gas' equity method investment in SNG were $46 million and $39 million for the three months ended March 31, 2026 and 2025, respectively. The earnings from Southern Company Gas' other equity method investments were immaterial for all periods presented.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(F) FINANCING
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At March 31, 2026, committed credit arrangements with banks were as follows:

	Expires
Company	2026	2028	2029	2030	2031	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent(a)	$—	$500	$—	$—	$2,500	$3,000	$2,999	$—
Alabama Power(b)	15	—	650	700	—	1,365	1,365	15
Georgia Power(c)	—	—	—	—	2,050	2,050	2,042	—
Mississippi Power(a)	—	—	125	—	150	275	275	—
Southern Power(a)(d)	—	—	—	—	600	600	600	—
Southern Company Gas(e)	—	—	—	1,600	—	1,600	1,598	—
SEGCO	30	—	—	—	—	30	30	30
Southern Company	$45	$500	$775	$2,300	$5,300	$8,920	$8,909	$45
(a)Arrangement expiring in 2031 represents a $3.25 billion combined arrangement for Southern Company, Mississippi Power, and Southern Power allowing for flexible sublimits. Pursuant to the combined facility, the allocations among Southern Company, Mississippi Power, and Southern Power may be adjusted.
(b)Includes $15 million expiring in 2026 at Alabama Property Company, a wholly-owned subsidiary of Alabama Power, of which $15 million was unused at March 31, 2026. Alabama Power is not party to this arrangement.
(c)Georgia Power had $26 million of letters of credit outstanding under an uncommitted letter of credit facility at March 31, 2026.
(d)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2027 and 2028, respectively, of which $17 million and $4 million, respectively, was unused at March 31, 2026. In addition, Southern Power Company had $23 million of letters of credit outstanding under an uncommitted letter of credit facility at March 31, 2026. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
As reflected in the table above, in March 2026, (i) Southern Company, Mississippi Power, and Southern Power extended the maturity date of their $3.25 billion combined multi-year credit arrangement from 2030 to 2031, (ii) Southern Company extended the maturity date of its multi-year credit agreement from 2027 to 2028, (iii) Georgia Power extended the maturity date of its multi-year credit arrangement from 2030 to 2031, and (iv) Mississippi Power extended the maturity date of its multi-year credit agreement from 2027 to 2029.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. The cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At March 31, 2026, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At March 31, 2026, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.5 billion (comprised of approximately $796 million at Alabama Power, $667 million at Georgia Power, and $58 million at Mississippi Power). In addition, at March 31, 2026, Alabama Power and Georgia Power had approximately $160 million and $325 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $160 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
DOE Loan Guarantee Borrowings
On February 20, 2026, pursuant to the loan guarantee program (DOE Loan Guarantee Program) established under Title XVII of the Energy Policy Act of 2005, as amended (Title XVII), Alabama Power entered into (i) a loan guarantee agreement, dated as of February 20, 2026 (Alabama Power LGA), between Alabama Power and the DOE, as guarantor, (ii) a note purchase agreement, dated as of February 20, 2026 (Alabama Power NPA), among Alabama Power, the FFB, and the Secretary of Energy, acting through the DOE, and (iii) future advance promissory notes, each dated February 20, 2026, made by Alabama Power to the FFB (each an Alabama Power FFB Note and, together with the Alabama Power NPA, the Alabama Power FFB Credit Facility Documents). The Alabama Power LGA and the Alabama Power FFB Credit Facility Documents are referred to herein together as the Alabama Power Loan Documents.
In addition, on February 20, 2026, pursuant to the DOE Loan Guarantee Program, Georgia Power entered into (i) a loan guarantee agreement, dated as of February 20, 2026 (Georgia Power LGA and, together with the Alabama Power LGA, the Loan Guarantee Agreements), between Georgia Power and the DOE, as guarantor, (ii) a note purchase agreement, dated as of February 20, 2026 (Georgia Power NPA), among Georgia Power, the FFB, and the Secretary of Energy, acting through the DOE, and (iii) future advance promissory notes, each dated February 20, 2026, made by Georgia Power to the FFB (each a Georgia Power FFB Note and, together with the Georgia Power NPA, the Georgia Power FFB Credit Facility Documents). The Georgia Power LGA and the Georgia Power FFB Credit Facility Documents are referred to herein together as the Georgia Power Loan Documents.
The Alabama Power FFB Credit Facility Documents provide for a multi-advance term loan facility under which Alabama Power may make term loan borrowings through the FFB (Alabama Power Credit Facility). The Georgia Power FFB Credit Facility Documents provide for a multi-advance term loan facility under which Georgia Power may make term loan borrowings through the FFB (Georgia Power Credit Facility and, together with the Alabama Power Credit Facility, the Credit Facilities). Each of Alabama Power and Georgia Power is referred to herein as a Borrower in connection with its applicable Credit Facility.
Proceeds of advances made under each Credit Facility must be used for the purpose of reimbursing the applicable Borrower for a portion (up to 80%) of "eligible project costs" (as defined in the applicable Loan Guarantee Agreement) incurred by such Borrower for projects that are eligible for financing under the terms of the applicable Loan Guarantee Agreement and the DOE Loan Guarantee Program (Eligible Projects). Eligible Projects may include new gas generating units and upgrades associated with existing gas generating units; new transmission lines, substations, and transmission system upgrades; new stand-alone battery energy storage systems; hydropower refurbishment and upgrades; upgrades, uprates, and license extensions for existing nuclear facilities; coal-to-gas conversions; and grid enhancements.
The aggregate amount of advances under the Alabama Power Credit Facility may not exceed approximately $4.1 billion (Alabama Power Maximum Facility Amount). The aggregate amount of advances under the Georgia Power Credit Facility may not exceed approximately $22.4 billion (Georgia Power Maximum Facility Amount and, together with the Alabama Power Maximum Facility Amount, the Maximum Facility Amounts). Each Borrower may request advances under its applicable Credit Facility during an availability period (with respect to each

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Borrower, the "availability period") that will continue until the earliest of (i) September 15, 2033, (ii) the date total advances reach the applicable Maximum Facility Amount, or (iii) the termination of the obligation to fund further advances following an event of default under the applicable Loan Guarantee Agreement. In addition, the FFB's obligation to fund advances to Alabama Power will terminate if Alabama Power has failed to request an initial advance by February 20, 2031.
In March 2026, Georgia Power received initial advances under the Georgia Power Credit Facility in an amount of approximately $1.0 billion at an interest rate of 5.041% through the final maturity date of December 10, 2055.
Future advances under each of the Credit Facilities are subject to confirmation of investment grade credit ratings and satisfaction of customary conditions, as well as certification of compliance with the requirements of Title XVII, including accuracy of project-related representation and warranties, delivery of updated project-related information, and evidence of compliance with the prevailing wage requirements of the Davis-Bacon Act of 1931, as amended (DOE Program Requirements), compliance with the Cargo Preference Act of 1954, and certification from the DOE's consulting engineer that proceeds of the advances are used to reimburse for eligible project costs.
All borrowings under each of the Credit Facilities will be full recourse, senior unsecured obligations of the respective Borrower. Alabama Power is not a party to, and has no obligations with respect to, the Georgia Power Credit Facility. Georgia Power is not a party to, and has no obligations with respect to, the Alabama Power Credit Facility.
The final scheduled maturity date for all borrowings under each Credit Facility is December 10, 2055. Each advance will bear interest at a rate equal to the applicable U.S. Treasury rate plus a spread of 0.375%, which rate will be determined at the time of the advance. Principal payments for the Alabama Power Credit Facility are payable in three equal annual installments, beginning on December 10, 2053. Principal payments for the Georgia Power Credit Facility are payable in seven equal annual installments, beginning on December 10, 2049.
Under each of the Loan Guarantee Agreements, the DOE agreed to provide guarantees with respect to the obligations of Alabama Power and Georgia Power under the Alabama Power FFB Credit Facility Documents and Georgia Power FFB Credit Facility Documents, respectively. Under their respective Loan Guarantee Agreements, Alabama Power and Georgia Power are obligated to reimburse the DOE for any amounts the DOE is required to pay with respect to such guarantees. Alabama Power's and Georgia Power's reimbursement obligations to the DOE are full recourse, senior unsecured obligations of the respective Borrower.
Under each Loan Guarantee Agreement, the applicable Borrower is subject to customary affirmative and negative covenants and events of default. In addition, Alabama Power and Georgia Power are subject to project-related reporting requirements and other project-specific covenants and events of default.
Under each Loan Guarantee Agreement, the applicable Borrower will be required to prepay certain amounts outstanding under the applicable Credit Facility if (i) the applicable Borrower takes any action that causes an Eligible Project to cease to be an Eligible Project, (ii) certain "termination events" (as defined in the applicable Loan Guarantee Agreement) occur with respect to any Eligible Project of the applicable Borrower, (iii) eligible project costs recoverable in customer rates of the applicable Borrower are less than 95% of total advances made to the applicable Borrower under the applicable Credit Facility, with such amount tested on the third anniversary of the termination of the applicable availability period, or (iv) the applicable Borrower receives advances for certain preliminary costs and fails to satisfy the DOE Program Requirements. Any mandatory prepayment will be made in quarterly installments and, depending on the size of the required mandatory prepayment, will be payable over a period of one to three years (in the case of Alabama Power) or one to five years (in the case of Georgia Power). Any such mandatory prepayment will be at a prepayment price equal to 100% of the principal amount to be prepaid, plus accrued and unpaid interest to the date of prepayment.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
In addition, if a "change of control" (as defined in the applicable Loan Guarantee Agreement) occurs with respect to the applicable Borrower, such Borrower will be required to offer to prepay all outstanding advances under its Credit Facility. Any such prepayment will be made with a make-whole premium or discount, as applicable.
Each Borrower will be permitted to voluntarily prepay all or a portion of any outstanding advances. Any such prepayment will be made with a make-whole premium or discount, as applicable.
Equity Distribution Agreement
See Note 8 to the financial statements under "Equity Distribution Agreement" in Item 8 of the Form 10-K for additional information.
The table below reflects shares of Southern Company common stock sold and settled under separate forward sale contracts with forward purchasers during the three months ended March 31, 2026.

Shares Sold	Initial Forward Price per Share	To be Settled On or Before	Forward Price Per Share Settled	Shares Issued to Settle	Settlement Date
Sold during 2025
3,255,866	$89.4692	December 31, 2026	$89.2443	3,255,866	March 2, 2026
2,314,487	$92.7805	June 30, 2027	$92.8723	2,314,487	March 2, 2026
Sold during 2026
1,467,305	$96.3883	March 31, 2028	N/A	N/A	N/A
1,896,549	$97.5815	March 31, 2028	N/A	N/A	N/A
1,903,317	$95.5086	March 31, 2028	N/A	N/A	N/A
As of March 31, 2026, Southern Company had entered into separate forward sale contracts with forward purchasers for a total of 49,885,779 shares of common stock, all of which had been sold by the forward sellers. Of these shares, 5,570,353 shares were settled during the three months ended March 31, 2026 in the form of shares at the initial forward price adjusted for interest earned and dividends paid from the forward sale date to the settlement date. The net proceeds from the shares settled during the three months ended March 31, 2026 were approximately $506 million.
The total number of shares sold remaining under the forward sale contracts subject to settlement at a future date is 27,398,371. Each initial forward price is subject to adjustment under certain circumstances as specified in the respective forward sales contracts. Southern Company may settle each of the forward transactions in shares, cash, or net shares.
Earnings per Share
For Southern Company, the difference in computing basic and diluted EPS is attributable to awards outstanding under stock-based compensation plans, forward sale contracts pursuant to the equity distribution agreement, convertible senior notes, and equity units. EPS dilution resulting from stock-based compensation plans and the forward sale contracts is determined using the treasury stock method. EPS dilution resulting from the convertible senior notes is determined using the net share settlement method. See "Equity Distribution Agreement" herein and Note 8 to the financial statements under "Convertible Senior Notes," "Equity Distribution Agreement," and "Equity

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Units" and Note 12 to the financial statements in Item 8 of the Form 10-K for additional information. Shares used to compute diluted EPS were as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
As reported shares	1,124	1,100
Effect of stock-based compensation	4	5
Diluted shares	1,128	1,105
For both periods presented, an immaterial number of stock-based compensation awards was excluded from the diluted EPS calculation because the awards were anti-dilutive.
For both periods presented, dilution resulting from convertible senior notes and forward sale contracts was immaterial.
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Cash Paid for Income Taxes
Alabama Power, Georgia Power, and Southern Power have entered into transferability agreements with non-affiliated parties to sell ITCs and PTCs at a discount to the generated credit value in 2024, 2025, and 2026. The discount is recorded as a reduction in tax credits recognized in the financial statements and does not have a material impact on results of operations. Subsequent to March 31, 2026, Alabama Power, Georgia Power, and Southern Power received cash of $6 million, $33 million, and $12 million, respectively, from credits transferred. The Southern Company system continues to explore the ability to efficiently monetize its tax credits through third-party transfer agreements.
During the first three months of 2026, pursuant to certain joint ownership agreements, Georgia Power paid $45 million to the other Vogtle Owners for advanced nuclear PTCs for Plant Vogtle Units 3 and 4. The gain was recognized as an income tax benefit and was immaterial.
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
Southern Company
Southern Company's effective tax rate was 14.5% for the three months ended March 31, 2026 compared to 18.1% for the corresponding period in 2025. The effective tax rate decrease was primarily due to an increase in federal PTCs at Southern Power and an increase in amortization of federal PTCs at Georgia Power.
Georgia Power
Georgia Power's effective tax rate was 11.9% for the three months ended March 31, 2026 compared to 14.2% for the corresponding period in 2025. The effective tax rate decrease was primarily due to an increase in amortization of federal PTCs.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Power
Southern Power's effective tax rate benefit was (82.6)% for the three months ended March 31, 2026 compared to (5.3)% for the corresponding period in 2025. The effective tax rate benefit increase was primarily due to an increase in federal PTCs resulting from Southern Power's purchase of the noncontrolling membership interests in the SP Wind tax equity partnership, as well as a change in pre-tax earnings attributable to Southern Power, including the impact of accelerated depreciation related to wind repowering projects. See Note (K) under "Southern Power – Wind Repowering Projects" and Notes 5 and 15 to the financial statement under "Depreciation and Amortization – Southern Power" and "Southern Power – Purchase of Renewable Facility Interests," respectively, in Item 8 of the Form 10-K for additional information.
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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three months ended March 31, 2026 and 2025 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2026
Pension Plans
Service cost	$69	$15	$17	$3	$2	$7
Interest cost	162	38	47	7	2	11
Expected return on plan assets	(322)	(79)	(99)	(15)	(4)	(21)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	3
Net loss	18	5	6	1	—	—
Net periodic pension income	$(73)	$(21)	$(29)	$(4)	$—	$(1)

Postretirement Benefits
Service cost	$3	$1	$1	$—	$—	$—
Interest cost	16	4	6	1	—	2
Expected return on plan assets	(23)	(9)	(8)	(1)	—	(2)
Amortization:
Prior service costs	1	—	—	—	—	—
Net gain	(2)	—	—	—	—	(2)
Net periodic postretirement benefit income	$(5)	$(4)	$(1)	$—	$—	$(2)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2025
Pension Plans
Service cost	$66	$15	$16	$3	$1	$7
Interest cost	166	39	49	7	2	11
Expected return on plan assets	(320)	(78)	(99)	(15)	(4)	(22)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net loss	9	2	4	1	1	—
Net periodic pension income	$(79)	$(22)	$(30)	$(4)	$—	$(1)

Postretirement Benefits
Service cost	$3	$1	$1	$—	$—	$—
Interest cost	17	4	6	1	—	2
Expected return on plan assets	(23)	(9)	(8)	—	—	(2)
Amortization:
Prior service costs	1	—	—	—	—	—
Regulatory asset	—	—	—	—	—	2
Net gain	(3)	—	—	(1)	—	(2)
Net periodic postretirement benefit income	$(5)	$(4)	$(1)	$—	$—	$—

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At March 31, 2026, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
At March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$2	$76	$—	$—	$78
Interest rate derivatives	—	7	—	—	7
Foreign currency derivatives	—	5	—	—	5
Investments in trusts:(b)
Domestic equity	884	259	—	—	1,143
Foreign equity	177	231	—	—	408
U.S. Treasury and government agency securities	—	390	—	—	390
Municipal bonds	—	50	—	—	50
Pooled funds – fixed income	—	4	—	—	4
Corporate bonds	—	529	—	—	529
Mortgage- and asset-backed securities	—	108	—	—	108
Private equity	—	—	—	195	195
Cash and cash equivalents	1	—	—	—	1
Other	63	3	—	9	75
Investments, available-for-sale:
U.S. Treasury and government agency securities	2	12	—	—	14
Municipal bonds	—	1	—	—	1
Corporate bonds	—	3	—	—	3
Mortgage- and asset-backed securities	—	4	—	—	4
Cash equivalents	486	15	—	—	501
Other investments	10	39	8	—	57
Other	—	—	10	—	10
Total	$1,625	$1,736	$18	$204	$3,583
Liabilities:
Energy-related derivatives(a)	$9	$151	$—	$—	$160
Interest rate derivatives	—	191	—	—	191
Foreign currency derivatives	—	50	—	—	50
Contingent consideration	—	—	11	—	11
Other	—	13	11	—	24
Total	$9	$405	$22	$—	$436

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using
At March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$25	$—	$—	$25
Nuclear decommissioning trusts:(b)
Domestic equity	502	248	—	—	750
Foreign equity	177	—	—	—	177
U.S. Treasury and government agency securities	—	15	—	—	15
Municipal bonds	—	1	—	—	1
Corporate bonds	—	317	—	—	317
Mortgage- and asset-backed securities	—	30	—	—	30
Private equity	—	—	—	195	195
Other	13	1	—	9	23
Cash equivalents	9	15	—	—	24
Other investments	—	39	—	—	39
Total	$701	$691	$—	$204	$1,596
Liabilities:
Energy-related derivatives	$—	$48	$—	$—	$48

Georgia Power
Assets:
Energy-related derivatives	$—	$25	$—	$—	$25
Nuclear decommissioning trusts:(b)
Domestic equity	382	1	—	—	383
Foreign equity	—	229	—	—	229
U.S. Treasury and government agency securities	—	375	—	—	375
Municipal bonds	—	49	—	—	49
Corporate bonds	—	212	—	—	212
Mortgage- and asset-backed securities	—	78	—	—	78
Other	50	2	—	—	52
Cash equivalents	8	—	—	—	8
Total	$440	$971	$—	$—	$1,411
Liabilities:
Energy-related derivatives	$—	$49	$—	$—	$49

Mississippi Power
Assets:
Energy-related derivatives	$—	$19	$—	$—	$19
Liabilities:
Energy-related derivatives	$—	$38	$—	$—	$38

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using
At March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Power
Assets:
Energy-related derivatives	$—	$4	$—	$—	$4
Foreign currency derivatives	—	5	—	—	5
Other	—	—	10	—	10
Total	$—	$9	$10	$—	$19
Liabilities:
Energy-related derivatives	$—	$3	$—	$—	$3
Contingent consideration	—	—	11	—	11
Other	—	13	11	—	24
Total	$—	$16	$22	$—	$38

Southern Company Gas
Assets:
Energy-related derivatives(a)	$2	$3	$—	$—	$5
Non-qualified deferred compensation trusts:
Domestic equity	—	10	—	—	10
Foreign equity	—	2	—	—	2
Pooled funds – fixed income	—	4	—	—	4
Cash and cash equivalents	1	—	—	—	1
Cash equivalents	121	—	—	—	121
Total	$124	$19	$—	$—	$143
Liabilities:
Energy-related derivatives(a)	$9	$13	$—	$—	$22
Interest rate derivatives	—	55	—	—	55
Total	$9	$68	$—	$—	$77
(a)Excludes cash collateral of $22 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the three months ended March 31, 2026 and 2025. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended March 31,
Fair value increases (decreases)	2026	2025
	(in millions)
Southern Company	$(44)	$(6)
Alabama Power	(30)	(13)
Georgia Power	(14)	7
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
At March 31, 2026, the fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $204 million and unfunded commitments related to the private market investments totaled $73 million. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and a private credit fund. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At March 31, 2026, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$72.1	$12.0	$21.7	$1.8	$2.9	$9.3
Fair value	66.5	10.7	20.2	1.7	2.8	8.3
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At March 31, 2026, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	469	2030	2029
Alabama Power	145	2029	2026
Georgia Power	132	2028	2026
Mississippi Power	112	2030	2026
Southern Power	7	2030	2026
Southern Company Gas(*)	73	2028	2029
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of 80 million mmBtu long natural gas positions and 7 million mmBtu short natural gas positions at March 31, 2026, which is also included in Southern Company's total volume.
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
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the 12-month period ending March 31, 2027 are immaterial for Southern Company, Southern Power, and Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At March 31, 2026, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2026
	(in millions)				(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$400	1-day SOFR + 0.80%	1.75%	March 2028	$(20)
Southern Company parent	1,000	1-day SOFR + 2.48%	3.70%	April 2030	(103)
Southern Company parent	565	1-day SOFR + 1.56%	6.50%	March 2045	(6)
Southern Company Gas	500	1-day SOFR + 0.49%	1.75%	January 2031	(55)
Southern Company	$2,465				$(184)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending March 31, 2027 are immaterial for Southern Company, the traditional electric operating companies, and Southern Company Gas. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2054 for Southern Company, Georgia Power, and Mississippi Power, 2052 for Alabama Power, and 2046 for Southern Company Gas.
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
At March 31, 2026, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at March 31, 2026
	(in millions)		(in millions)			(in millions)
Cash Flow Hedges of Existing Debt
Southern Power	$564	3.78%	€500	1.85%	June 2026	$5
Fair Value Hedges of Existing Debt
Southern Company parent	1,476	3.39%	1,250	1.88%	September 2027	(50)
Southern Company	$2,040		€1,750			$(45)
For cash flow hedges of foreign currency derivatives, the estimated pre-tax gains expected to be reclassified from accumulated OCI to earnings for the 12-month period ending March 31, 2027 are immaterial for Southern Power.

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
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected as either assets or liabilities in the balance sheets (included in "Other" or shown separately as "Risk Management Activities") as follows:

	At March 31, 2026		At December 31, 2025
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$35	$91	$24	$64
Non-current	34	56	31	35
Total derivatives designated as hedging instruments for regulatory purposes	69	147	55	99
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	2	8	1	6
Non-current	2	—	2	1
Interest rate derivatives:
Current	7	49	8	48
Non-current	—	142	—	139
Foreign currency derivatives:
Current	5	22	17	22
Non-current	—	28	4	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	16	249	32	216
Energy-related derivatives not designated as hedging instruments
Current	5	5	6	6
Gross amounts recognized	90	401	93	321
Gross amounts offset(a)	(53)	(75)	(21)	(54)
Net amounts recognized in the Balance Sheets(b)	$37	$326	$72	$267

Alabama Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$12	$26	$9	$18
Non-current	13	22	10	13
Total derivatives designated as hedging instruments for regulatory purposes	25	48	19	31
Gross amounts offset	(23)	(23)	(13)	(13)
Net amounts recognized in the Balance Sheets	$2	$25	$6	$18

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At March 31, 2026		At December 31, 2025
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$13	$32	$7	$23
Non-current	9	17	10	10
Total derivatives designated as hedging instruments for regulatory purposes	22	49	17	33
Energy-related derivatives not designated as hedging instruments
Current	3	—	1	—
Gross amounts recognized	25	49	18	33
Gross amounts offset	(21)	(21)	(14)	(14)
Net amounts recognized in the Balance Sheets	$4	$28	$4	$19

Mississippi Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$7	$21	$3	$15
Non-current	12	17	11	12
Total derivatives designated as hedging instruments for regulatory purposes	19	38	14	27
Gross amounts offset	(18)	(18)	(13)	(13)
Net amounts recognized in the Balance Sheets	$1	$20	$1	$14

Southern Power
Derivatives designated as hedging instruments in cash flow hedges
Energy-related derivatives:
Current	$1	$2	$1	$1
Non-current	2	—	2	—
Foreign currency derivatives:
Current	5	—	17	—
Total derivatives designated as hedging instruments in cash flow hedges	8	2	20	1
Energy-related derivatives not designated as hedging instruments
Energy-related derivatives:
Current	1	1	1	—
Gross amounts recognized	9	3	21	1
Gross amounts offset	(1)	(1)	—	—
Net amounts recognized in the Balance Sheets	$8	$2	$21	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At March 31, 2026		At December 31, 2025
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$3	$12	$5	$8
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	1	6	—	5
Non-current	—	—	—	1
Interest rate derivatives:
Current	—	12	—	13
Non-current	—	43	—	46
Total derivatives designated as hedging instruments in cash flow and fair value hedges	1	61	—	65
Energy-related derivatives not designated as hedging instruments
Current	1	4	4	6
Gross amounts recognized	5	77	9	79
Gross amounts offset(a)	10	(12)	19	(14)
Net amounts recognized in the Balance Sheets(b)	$15	$65	$28	$65
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $22 million and $33 million at March 31, 2026 and December 31, 2025, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives at March 31, 2026 and December 31, 2025.
At March 31, 2026 and December 31, 2025, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheets
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At March 31, 2026:
Energy-related derivatives:
Other regulatory assets, current	$(60)	$(16)	$(20)	$(14)	$(10)
Other regulatory assets, deferred	(23)	(10)	(8)	(5)	—
Other regulatory liabilities, current	4	2	1	—	1
Other regulatory liabilities, deferred	1	1	—	—	—
Total energy-related derivative gains (losses)	$(78)	$(23)	$(27)	$(19)	$(9)

At December 31, 2025:
Energy-related derivatives:
Other regulatory assets, current	$(48)	$(13)	$(17)	$(12)	$(6)
Other regulatory assets, deferred	(8)	(5)	(1)	(2)	—
Other regulatory liabilities, current	7	4	1	—	2
Other regulatory liabilities, deferred	4	2	1	1	—
Total energy-related derivative gains (losses)	$(45)	$(12)	$(16)	$(13)	$(4)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three months ended March 31, 2026 and 2025, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI for the applicable Registrants were as follows:

Gain (Loss) From Derivatives Recognized in OCI	Three Months Ended March 31,
	2026	2025
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$10	$19
Interest rate derivatives	—	(2)
Foreign currency derivatives	(12)	19
Fair value hedges(*):
Foreign currency derivatives	(1)	(16)
Total	$(3)	$20

Georgia Power
Cash flow hedges:
Interest rate derivatives	$—	$(2)

Southern Power
Cash flow hedges:
Energy-related derivatives	$2	$3
Foreign currency derivatives	(12)	19
Total	$(10)	$22

Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$8	$16
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three months ended March 31, 2026 and 2025, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

		Gain (Loss)
Statements of Income Location	Derivative Category	Three Months Ended March 31,
		2026	2025
		(in millions)
Southern Company
Fuel	Energy-related cash flow hedges	$3	$1
Cost of natural gas	Energy-related cash flow hedges	10	(1)
Interest expense, net of amounts capitalized	Interest rate cash flow hedges	(2)	(2)
	Foreign currency cash flow hedges	(3)	(3)
	Interest rate fair value hedges	20	40
Other income (expense), net	Foreign currency cash flow hedges	(13)	21
	Foreign currency fair value hedges	(32)	40
	Amount excluded from effectiveness testing recognized in earnings	1	16
Southern Power
Fuel	Energy-related cash flow hedges	$3	$1
Interest expense, net of amounts capitalized	Foreign currency cash flow hedges	(3)	(3)
Other income (expense), net	Foreign currency cash flow hedges	(13)	21
Southern Company Gas
Cost of natural gas	Energy-related cash flow hedges	$10	$(1)
Interest expense, net of amounts capitalized	Interest rate fair value hedges	29	17
At March 31, 2026 and December 31, 2025, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At March 31, 2026	At December 31, 2025	At March 31, 2026	At December 31, 2025
	(in millions)
Southern Company
Long-term debt	$(3,710)	$(3,742)	$158	$156

Southern Company Gas
Long-term debt	$(446)	$(446)	$52	$51
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At March 31, 2026, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company, the fair value of foreign currency derivative liabilities and interest rate derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $26 million at March 31, 2026. For Southern Power,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
there were no foreign currency derivative liabilities with contingent features or associated collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3 at March 31, 2026. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at March 31, 2026. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At March 31, 2026, cash collateral posted in these accounts was immaterial for Alabama Power and Southern Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts, which are netted with energy-related derivatives recognized in the balance sheets.
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
Southern Power
Construction Projects
During the three months ended March 31, 2026, Southern Power completed construction of and placed in service the 200-MW first phase and continued construction of the 180-MW second phase and 132-MW third phase of the Millers Branch solar facility. At March 31, 2026, the total cost of construction incurred for the Millers Branch

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
project was $692 million, of which $387 million remains in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Projected COD	PPA Contract Period
Projects Under Construction at March 31, 2026
Millers Branch
Phase II	Solar	180	Haskell County, TX	Second quarter 2026	15 years
Phase III	Solar	132	Haskell County, TX	Fourth quarter 2026	15 years
Projects Completed During the Three Months Ended March 31, 2026
Millers Branch
Phase I	Solar	200	Haskell County, TX	February 2026	20 years
Wind Repowering Projects
During the three months ended March 31, 2026, Southern Power continued the development projects to repower the Kay, Grant, Grant Plains, Wake, and Bethel wind facilities. At March 31, 2026, the total cost of construction incurred related to the projects was $432 million, which is primarily included in CWIP. The repowered output of the facilities is contracted under new and amended PPAs. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Projected Completion Date
Projects Under Construction at March 31, 2026
Kay(*)	Wind	200	Kay County, OK	Third quarter 2026
Grant	Wind	152	Grant County, OK	Fourth quarter 2026
Grant Plains	Wind	147	Grant County, OK	Fourth quarter 2026
Wake	Wind	257	Crosby & Floyd Counties, TX	Second quarter 2027
Bethel	Wind	276	Castro County, TX	Third quarter 2027
(*)The facility has a total capacity of 299 MWs, of which 200 MWs is projected to be repowered and is contracted under a PPA. During the first quarter 2026 and subsequent to March 31, 2026, Southern Power placed 51 MWs of repowered capacity in service.
Natural Gas Turbine Upgrade Projects
During the three months ended March 31, 2026, Southern Power committed to projects to upgrade certain turbines at its existing Franklin and Wansley natural gas facilities, located in Lee County, Alabama and Heard County, Georgia, respectively. The upgrades are projected to add up to 400 MWs of incremental capacity, with commercial operations projected to begin between the second quarter 2029 and the first quarter 2031. At March 31, 2026, the total cost of construction incurred related to the projects was immaterial. The ultimate outcome of these matters cannot be determined at this time.

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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the distribution of natural gas and other complementary products and services by Southern Company Gas. While the traditional electric operating companies represent three separate operating segments, they are vertically integrated utilities providing electric service to retail customers, as well as wholesale customers, in the Southeast and have been aggregated into one reportable segment. The "All Other" presentation includes the Southern Company parent entity, which does not allocate operating expenses to business segments, and operating segments below the quantitative threshold for separate disclosure. These operating segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. Revenues from sales by Southern Power to the traditional electric operating companies were $100 million and $116 million for the three months ended March 31, 2026 and 2025, respectively. All other inter-segment revenues were immaterial for both periods presented.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments for the three months ended March 31, 2026 and 2025 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2026
Operating revenues	$5,482	$681	$(141)	$6,022	$2,191	$8,213	$218	$(34)	$8,397
Other segment items(a)	2,857	442	(141)	3,158	1,357	4,515	190	(40)	4,665
Depreciation and amortization(b)	942	278	—	1,220	183	1,403	17	—	1,420
Earnings from equity method investments	(1)	—	—	(1)	46	45	5	—	50
Interest expense(c)	339	27	—	366	105	471	307	—	778
Income taxes (benefit)	230	(70)	—	160	145	305	(77)	—	228
Segment net income (loss)(b)(c)(d)	$1,113	$4	$—	$1,117	$447	$1,564	$(214)	$6	$1,356

At March 31, 2026
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	115,965	12,474	(849)	127,590	27,551	155,141	2,684	(794)	157,031

Three Months Ended March 31, 2025
Operating revenues	$5,311	$567	$(123)	$5,755	$1,839	$7,594	$229	$(48)	$7,775
Other segment items(a)	2,794	303	(123)	2,974	1,069	4,043	208	(58)	4,193
Depreciation and amortization(b)	947	152	—	1,099	169	1,268	18	—	1,286
Earnings from equity method investments	(2)	—	—	(2)	39	37	(4)	(1)	32
Interest expense	316	26	—	342	92	434	280	—	714
Income taxes (benefit)	226	(1)	—	225	130	355	(75)	—	280
Segment net income (loss)(b)(d)	$1,026	$87	$—	$1,113	$418	$1,531	$(206)	$9	$1,334

At December 31, 2025
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	114,287	12,657	(915)	126,029	27,387	153,416	2,829	(525)	155,720
(a)Primarily consists of fuel, purchased power, cost of natural gas, cost of other sales, other operations and maintenance, taxes other than income taxes, AFUDC equity, non-service cost-related retirement benefits income, and net income (loss) attributable to noncontrolling interests.
(b)For Southern Power, includes accelerated depreciation related to the repowering of multiple wind facilities of $154 million ($120 million after tax) and $27 million ($20 million after tax, net of noncontrolling interest impacts) for the three months ended March 31, 2026 and 2025, respectively. See Note (K) under "Southern Power – Wind Repowering Projects" and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power – Wind Repowering Projects," respectively, in Item 8 of the Form 10-K for additional information.
(c)For All Other, includes a pre-tax loss of $11 million ($8 million after tax) associated with the extinguishment of debt at the parent company.
(d)Attributable to Southern Company.

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
During the third and fourth quarters of 2025, Mississippi Power updated the information provided to its CODM. As a result, Mississippi Power identified certain operational and environmental compliance expenses as significant segment expenses and has recast prior period information to conform to the current period presentation.
Financial data for significant segment expenses and other segment information for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Alabama Power
Operating revenues	$2,092	$2,012
Utility operations and maintenance
Rate RSE expenses	301	365
Rate CNP Compliance expenses	74	75
Total utility operations and maintenance	375	440
Other segment items(a)	667	608
Depreciation and amortization	381	370
Interest expense	115	108
Income taxes	129	111
Segment net income	$425	$375

Capital expenditures	$519	$560

Georgia Power
Operating revenues	$3,142	$3,037
Utility operations and maintenance	578	536
Other segment items(a)	1,163	1,117
Depreciation and amortization	484	503
Interest expense	204	187
Income taxes	85	98
Segment net income	$628	$596

Capital expenditures	$2,070	$1,637

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended March 31,
	2026	2025
	(in millions)
Mississippi Power
Operating revenues	$472	$420
Operational expenses(b)	64	57
Environmental compliance expenses(c)	4	2
Other segment items(a)	251	218
Depreciation and amortization	55	52
Interest expense	20	20
Income taxes	18	16
Segment net income	$60	$55

Capital expenditures	$82	$73
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
(b)Consists of certain operations and maintenance expenses related to PEP and the MRA tariff, including labor costs, materials, contract services, and other normal operational costs. See Note (B) under "Mississippi Power" and Note 2 to the financial statements under "Mississippi Power" in Item 8 of the Form 10-K for additional information regarding PEP and the MRA tariff.
(c)Consists of environmental compliance expenses related to ECO Plan and the MRA tariff. See Note (B) under "Mississippi Power" and Note 2 to the financial statements under "Mississippi Power" in Item 8 of the Form 10-K for additional information regarding ECO Plan and the MRA tariff.
Southern Power
Southern Power's single reportable business segment is the sale of electricity in the competitive wholesale market. Southern Power's CODM utilizes segment expense information in the form of variances to budget to assess performance; therefore, Southern Power has no reportable significant segment expenses.
Financial data for segment information for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Operating revenues	$681	$567
Other segment items(a)	442	303
Depreciation and amortization(b)	278	152
Interest expense	27	26
Income taxes (benefit)	(70)	(1)
Segment net income(b)(c)	$4	$87
(a)Primarily consists of fuel, purchased power, other operations and maintenance, taxes other than income taxes, and net income (loss) attributable to noncontrolling interests.
(b)For the three months ended March 31, 2026 and 2025, includes accelerated depreciation of $154 million ($120 million after tax) and $27 million ($20 million after tax, net of noncontrolling interest impacts), respectively, related to the repowering of the multiple wind facilities. See Note (K) under "Southern Power – Wind Repowering Projects" and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power – Wind Repowering Projects," respectively, in Item 8 of the Form 10-K for additional information.
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
Financial data for business segments for the three months ended March 31, 2026 and 2025 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2026
Operating revenues	$1,900	$8	$285	$2,193	$2	$(4)	$2,191
Other segment items(*)	1,177	—	183	1,360	1	(4)	1,357
Depreciation and amortization	179	1	2	182	1	—	183
Earnings from equity method investments	—	46	—	46	—	—	46
Interest expense	91	9	1	101	4	—	105
Income taxes (benefit)	116	11	28	155	(10)	—	145
Segment net income	$337	$33	$71	$441	$6	$—	$447

Total assets at March 31, 2026	$26,111	$1,517	$1,768	$29,396	$11,276	$(13,121)	$27,551

Three Months Ended March 31, 2025
Operating revenues	$1,570	$8	$261	$1,839	$4	$(4)	$1,839
Other segment items(*)	905	1	166	1,072	1	(4)	1,069
Depreciation and amortization	164	1	3	168	1	—	169
Earnings from equity method investments	—	39	—	39	—	—	39
Interest expense	82	9	1	92	—	—	92
Income taxes (benefit)	104	9	26	139	(9)	—	130
Segment net income	$315	$27	$65	$407	$11	$—	$418

Total assets at December 31, 2025	$25,391	$1,475	$1,749	$28,615	$10,643	$(11,871)	$27,387
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
OVERVIEW
Southern Company is a holding company that owns all of the common stock of three traditional electric operating companies (Alabama Power, Georgia Power, and Mississippi Power), Southern Power, and Southern Company Gas and owns other direct and indirect subsidiaries. The primary businesses of the Southern Company system are electricity sales by the traditional electric operating companies and Southern Power and the distribution of natural gas by Southern Company Gas. Southern Company's reportable segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the distribution of natural gas and sale of other complementary products and services by Southern Company Gas. Alabama Power, Georgia Power, and Mississippi Power each operate with one reportable business segment, since substantially all of their business is providing electric service to customers. Southern Power also operates its business with one reportable business segment, the sale of electricity in the competitive wholesale market. Southern Company Gas' reportable segments are gas distribution operations, gas pipeline investments, and gas marketing services. See Note (L) to the Condensed Financial Statements herein for additional information on segment reporting. For additional information on the Registrants' primary business activities, see BUSINESS – "The Southern Company System" in Item 1 of the Form 10-K.
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
Recent Developments
Alabama Power
In December 2025, the Alabama PSC issued a consent order to keep retail rates stable through 2027. On April 2, 2026, the State of Alabama enacted legislation providing that retail base rates established and in place on October 1, 2026 may not be increased before January 1, 2029 for utilities that are regulated by the Alabama PSC and that provide retail electric service. The ultimate outcome of this matter cannot be determined at this time. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Southern Power
During the three months ended March 31, 2026, Southern Power committed to development projects to upgrade certain turbines at its existing Franklin and Wansley natural gas facilities, which are projected to add up to 400 MWs of incremental capacity. Commercial operations for the incremental capacity at the natural gas facilities are projected to occur between the second quarter 2029 and the first quarter 2031. The ultimate outcome of these matters cannot be determined at this time. In addition, in the first quarter 2026 and subsequent to March 31, 2026, Southern Power placed in service 51 MWs of the 200-MW repowering project at the Kay wind facility. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
At March 31, 2026, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 97% through 2030 and 88% through 2035, with an average remaining contract duration of approximately 12 years.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
Southern Company
Net Income

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$22	1.6
Consolidated net income attributable to Southern Company in the first quarter 2026 was $1.36 billion ($1.21 per share) compared to $1.33 billion ($1.21 per share) for the corresponding period in 2025. The increase was primarily due to increases in retail electric revenues associated with sales growth, higher natural gas revenues associated with base rate increases, higher non-fuel-related wholesale electric revenues, and an increase in AFUDC equity, partially offset by an increase in depreciation and amortization, decreases in retail electrics revenues associated with weather impacts, and an increase in interest expense.
Retail Electric Revenues
In the first quarter 2026, retail electric revenues were $4.64 billion compared to $4.60 billion for the corresponding period in 2025. Details of the changes in retail electric revenues were as follows:

	First Quarter 2026 vs. First Quarter 2025
	(change in millions)	(% change)
Rates and pricing	$(21)	(0.5)%
Sales growth	81	1.8
Weather	(69)	(1.5)
Fuel and other cost recovery	48	1.0
Retail electric revenues	$39	0.8%
Changes in rates and pricing resulted in a decrease in revenues in the first quarter 2026 when compared to the corresponding period in 2025 primarily due to lower contributions from commercial and industrial customers with variable demand-driven pricing at Georgia Power, partially offset by increases in PEP rates at Mississippi Power. See Note 2 to the financial statements under "Mississippi Power – Performance Evaluation Plan" in Item 8 of the Form 10-K for additional information.
Changes in sales resulted in an increase in revenues in the first quarter 2026 when compared to the corresponding period in 2025. Weather-adjusted residential KWH sales increased 0.9% in the first quarter 2026 primarily due to customer growth. Weather-adjusted commercial KWH sales increased 4.6% in the first quarter 2026 primarily due to increased customer usage, largely driven by data centers at Georgia Power. Industrial KWH sales increased 1.5% in the first quarter 2026 primarily due to increases in the primary metals, pipeline, and stone, clay, and glass sectors, partially offset by decreases in the paper and chemicals sectors.
Fuel and other cost recovery revenues increased $48 million in the first quarter 2026 compared to the corresponding period in 2025 primarily due to higher recoverable fuel costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Electric Revenues

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$221	29.7
In the first quarter 2026, wholesale electric revenues were $965 million compared to $744 million for the corresponding period in 2025. The increase was primarily due to an increase in energy revenues associated with a $145 million increase related to the average cost per KWH sold primarily resulting from higher fuel and purchased power prices and a $76 million increase related to the volume of KWHs sold resulting from higher demand.
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
Other Electric Revenues

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$23	9.5
In the first quarter 2026, other electric revenues were $265 million compared to $242 million for the corresponding period in 2025. The increase was primarily due to increases of $15 million in open access transmission tariff sales at the traditional electric operating companies and $8 million in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs at Georgia Power.
Natural Gas Revenues
In the first quarter 2026, natural gas revenues were $2.2 billion compared to $1.8 billion for the corresponding period in 2025. Details of the changes in natural gas revenues were as follows:

	First Quarter 2026 vs. First Quarter 2025
	(change in millions)	(% change)
Rates	$76	4.1%
Gas costs and other cost recovery	245	13.3
Gas marketing services	32	1.8
Other	(1)	(0.1)
Natural gas revenues	$352	19.1%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Changes in rates resulted in an increase in revenues in the first quarter 2026 compared to the corresponding period in 2025 primarily due to base rate increases at Nicor Gas and Atlanta Gas Light. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery increased in the first quarter 2026 compared to the corresponding period in 2025 primarily due to higher cost of natural gas driven by higher natural gas prices, as well as increases in other expenses passed through to customers. See "Cost of Natural Gas" herein for additional information. Natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities.
Revenues from gas marketing services increased in the first quarter 2026 compared to the corresponding period in 2025 primarily due to higher commodity prices, partially offset by weather impacts.
Other Revenues

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$(13)	(3.7)
In the first quarter 2026, other revenues were $336 million compared to $349 million for the corresponding period in 2025. The decrease was primarily due to a decrease of $18 million in unregulated sales associated with energy conservation projects at Georgia Power and $7 million in customer charges related to contributions in aid of construction included in rates in 2025 at Mississippi Power, partially offset by an increase of $13 million in unregulated sales associated with power delivery construction and maintenance projects at Georgia Power.
Fuel and Purchased Power Expenses

	First Quarter 2026 vs. First Quarter 2025
	(change in millions)	(% change)
Fuel	$199	15.4%
Purchased power	(6)	(2.4)
Total fuel and purchased power expenses	$193
In the first quarter 2026, total fuel and purchased power expenses were $1.7 billion compared to $1.5 billion for the corresponding period in 2025. The increase was due to a $99 million increase related to the average cost of fuel and purchased power and a $94 million net increase related to the volume of KWHs generated and purchased.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of the Southern Company system's generation and purchased power and the related costs were as follows:

	First Quarter 2026	First Quarter 2025
Total generation (in billions of KWHs)	47	46
Total purchased power (in billions of KWHs)	4	5
Sources of generation (percent) —
Gas	50	50
Coal	20	19
Nuclear	20	20
Hydro	2	3
Wind, Solar, and Other	8	8
Cost of fuel, generated (in cents per net KWH)—
Gas	4.71	4.17
Coal	3.56	4.02
Nuclear	0.79	0.84
Average cost of fuel, generated (in cents per net KWH)	3.56	3.35
Average cost of purchased power (in cents per net KWH)(*)	6.09	5.50
(*)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.
Cost of Natural Gas

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$252	37.4
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities' rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" in Item 8 of the Form 10-K for additional information. Cost of natural gas at the natural gas distribution utilities represented 84.2% of the total cost of natural gas in the first quarter 2026.
In the first quarter 2026, cost of natural gas was $926 million compared to $674 million for the corresponding period in 2025. The increase reflects higher gas cost recovery as a result of a 38.0% increase in natural gas prices.
Cost of Other Sales

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$(18)	(9.0)
In the first quarter 2026, cost of other sales was $181 million compared to $199 million for the corresponding period in 2025. The decrease was primarily related to a decrease of $25 million in expenses at PowerSecure primarily related to distributed infrastructure and energy efficiency projects, partially offset by an increase of $11 million in expenses associated with unregulated power delivery construction and maintenance projects at Georgia Power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$34	2.1
In the first quarter 2026, other operations and maintenance expenses were $1.65 billion compared to $1.62 billion for the corresponding period in 2025. The increase was primarily due to a $24 million increase in certain employee compensation and benefit expenses, $20 million in weather-related damage at a Southern Power solar project, and increases of $15 million in transmission and distribution expenses at the traditional electric operating companies, $14 million in customer education and assistance expenses at Georgia Power, $13 million in technology infrastructure and application production costs, $10 million in expenses at PowerSecure primarily related to distributed infrastructure projects, and $7 million related to certain deferred expenses at Southern Company Gas. Partially offsetting the increase was a $21 million decrease associated with utilization of the reliability reserve to offset reliability-related transmission, distribution, and generation expenses at Alabama Power, a $21 million increase in nuclear property insurance refunds at Alabama Power and Georgia Power, an $18 million decrease in planned outages at the traditional electric operating companies, and an $18 million decrease in legal expenses at Southern Company Gas.
Depreciation and Amortization

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$134	10.4
In the first quarter 2026, depreciation and amortization was $1.4 billion compared to $1.3 billion for the corresponding period in 2025. The increase was primarily due to increases of $127 million in accelerated depreciation related to wind repowering projects at Southern Power and $102 million associated with additional plant in service, partially offset by a decrease of $98 million resulting from the extension of Georgia Power's 2022 ARP. See Note 2 to the financial statements under "Georgia Power – Rate Plans" for additional information related to Georgia Power's 2022 ARP. Also see Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power – Wind Repowering Projects," respectively, in Item 8 of the Form 10-K for additional information regarding Southern Power's wind repowering projects.
Taxes Other Than Income Taxes

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$19	4.3
In the first quarter 2026, taxes other than income taxes were $464 million compared to $445 million for the corresponding period in 2025. The increase was primarily due to increases of $7 million in property taxes primarily related to an increase in the assessed value of property and $6 million in revenue taxes at Nicor Gas as a result of higher natural gas revenues.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Allowance for Equity Funds Used During Construction

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$48	65.8
In the first quarter 2026, allowance for equity funds used during construction was $121 million compared to $73 million for the corresponding period in 2025. The increase was primarily associated with an increase in capital expenditures subject to AFUDC at Georgia Power.
Earnings from Equity Method Investments

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$18	56.3
In the first quarter 2026, earnings from equity method investments were $50 million compared to $32 million for the corresponding period in 2025. The increase was primarily due to an increase of $10 million at Southern Holdings related to investment gains and losses and a $7 million increase at Southern Company Gas related to SNG. See Note 7 to the financial statements in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Southern Company" and "Southern Company Gas" herein for additional information.
Interest Expense, Net of Amounts Capitalized

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$64	9.0
In the first quarter 2026, interest expense, net of amounts capitalized was $778 million compared to $714 million for the corresponding period in 2025. The increase primarily reflects approximately $56 million related to higher average outstanding borrowings, an $11 million loss associated with the extinguishment of debt at the parent company, and a $7 million increase in interest associated with PPAs accounted for as finance leases at Georgia Power, partially offset by an increase of $23 million in capitalized interest and AFUDC debt associated with increased capital expenditures. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information.
Income Taxes

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$(52)	(18.6)
In the first quarter 2026, income taxes were $228 million compared to $280 million for the corresponding period in 2025. The decrease was primarily due to an increase of $35 million related to higher wind PTCs resulting from the purchase of the noncontrolling membership interest in the SP Wind tax equity partnership at Southern Power and an increase of $16 million in amortization of federal PTCs at Georgia Power. See Note (G) to the Condensed Financial Statements herein and Note 15 to the financial statements under "Southern Power – Purchase of Renewable Facility Interests" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Net Loss Attributable to Noncontrolling Interests

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$46	71.9
Substantially all noncontrolling interests relate to renewable projects at Southern Power. In the first quarter 2026, net loss attributable to noncontrolling interests was $18 million compared to $64 million for the corresponding period in 2025. The decrease was primarily due to $41 million in lower HLBV loss allocations to Southern Power's tax equity partners, primarily resulting from Southern Power's purchase of the noncontrolling membership interests in the SP Wind tax equity partnership, and $5 million in higher income allocations to Southern Power's equity partners. See Note 15 to the financial statements under "Southern Power – Purchase of Renewable Facility Interests" in Item 8 of the Form 10-K for additional information.
Alabama Power
Net Income

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$50	13.3
Alabama Power's net income in the first quarter 2026 was $425 million compared to $375 million for the corresponding period in 2025. The increase was primarily due to a decrease in other operations and maintenance expenses and an increase in retail revenues associated with sales growth, partially offset by weather impacts.
Retail Revenues
In the first quarter 2026, retail revenues were $1.73 billion compared to $1.72 billion for the corresponding period in 2025. Details of the changes in retail revenues were as follows:

	First Quarter 2026 vs. First Quarter 2025
	(change in millions)	(% change)
Rates and pricing	$3	0.2%
Sales growth	34	2.0
Weather	(39)	(2.3)
Fuel and other cost recovery	7	0.4
Retail revenues	$5	0.3%
Changes in rates and pricing resulted in an increase in revenues in the first quarter 2026 as compared to the corresponding period in 2025 primarily due to an increase in Rate CNP Compliance revenues.
Changes in sales resulted in an increase in revenues in the first quarter 2026 as compared to the corresponding period in 2025. Weather-adjusted residential KWH sales increased 2.2% primarily due to increased customer usage and customer growth. Weather-adjusted commercial KWH sales increased 0.3% primarily due to customer growth. Industrial KWH sales increased 4.0% primarily due to an increase in the primary metals sector.
Fuel and other cost recovery revenues increased in the first quarter 2026 as compared to the corresponding period in 2025 primarily as a result of higher recoverable fuel costs. Electric rates include provisions to recognize the recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the NDR. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues – Non-Affiliates

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$26	28.6
In the first quarter 2026, wholesale revenues from sales to non-affiliates were $117 million compared to $91 million for the corresponding period in 2025. The increase consisted of a $36 million increase in energy revenues due to increases of $31 million related to the average cost per KWH sold due to higher Southern Company system fuel and purchased power prices and $5 million related to the volume of KWH sales associated with higher market demand, partially offset by a $10 million decrease in non-fuel revenues from wholesale capacity contracts. The decrease in capacity revenues was primarily due to the expiration of a power sales agreement in December 2025, partially offset by the commencement of a new power sales agreement in October 2025 associated with the acquisition of the Lindsay Hill Generating Station. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Affiliates

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$50	72.5
In the first quarter 2026, wholesale revenues from sales to affiliates were $119 million compared to $69 million for the corresponding period in 2025. The increase was primarily due to increases of 35.9% in the volume of KWH sales due to affiliated company energy needs and 26.3% in the price of energy due to an increase in natural gas prices.
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
Fuel and Purchased Power Expenses

	First Quarter 2026 vs. First Quarter 2025
	(change in millions)	(% change)
Fuel	$42	10.9%
Purchased power – non-affiliates	4	5.8
Purchased power – affiliates	18	32.7
Total fuel and purchased power expenses	$64
In the first quarter 2026, total fuel and purchased power expenses were $574 million compared to $510 million for the corresponding period in 2025. The increase was due to a $53 million increase related to the average cost of fuel and purchased power and an $11 million net increase related to the volume of KWHs generated and purchased.
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
Details of Alabama Power's generation and purchased power and the related costs were as follows:

	First Quarter 2026	First Quarter 2025
Total generation (in billions of KWHs)	16	15
Total purchased power (in billions of KWHs)	2	2
Sources of generation (percent) —
Coal	35	35
Gas	33	33
Nuclear	26	24
Hydro	6	8
Cost of fuel, generated (in cents per net KWH) —
Coal	3.37	3.43
Gas	3.99	3.58
Nuclear	0.72	0.70
Average cost of fuel, generated (in cents per net KWH)	2.87	2.76
Average cost of purchased power (in cents per net KWH)(*)	9.65	7.52
(*)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Other Operations and Maintenance Expenses

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$(70)	(15.1)
In the first quarter 2026, other operations and maintenance expenses were $393 million compared to $463 million for the corresponding period in 2025. The decrease was primarily due to decreases of $28 million in planned outages, $21 million associated with utilization of the reliability reserve to offset reliability-related transmission, distribution, and generation expenses, and $11 million associated with higher nuclear property insurance refunds and $10 million of deferred costs related to the Jurisdictional Separation Study Order. See Note (B) to the Condensed Financial Statements under "Alabama Power – Reliability Reserve Accounting Order" herein and Note 2 to the financial statements under "Alabama Power – Jurisdictional Separation Study Order" in Item 8 of the Form 10-K for additional information.
Income Taxes

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$18	16.2
In the first quarter 2026, income taxes were $129 million compared to $111 million for the corresponding period in 2025. The increase was primarily due to higher pre-tax earnings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Georgia Power
Net Income

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$32	5.4
Georgia Power's net income in the first quarter 2026 was $628 million compared to $596 million for the corresponding period in 2025. The increase was primarily due to an increase in AFUDC equity and higher non-fuel-related wholesale revenues, partially offset by an increase in other operations and maintenance expenses.
Retail Revenues
In the first quarter 2026, retail revenues were $2.64 billion compared to $2.63 billion for the corresponding period in 2025. Details of the changes in retail revenues were as follows:

	First Quarter 2026 vs. First Quarter 2025
	(change in millions)	(% change)
Rates and pricing	$(43)	(1.6)%
Sales growth	47	1.8
Weather	(27)	(1.0)
Fuel cost recovery	31	1.1
Retail revenues	$8	0.3%
Changes in rates and pricing resulted in a decrease in revenues in the first quarter 2026 as compared to the corresponding period in 2025 primarily due to lower contributions from commercial and industrial customers with variable demand-driven pricing.
Changes in sales resulted in an increase in revenues in the first quarter 2026 as compared to the corresponding period in 2025. Weather-adjusted residential KWH sales increased 0.4% primarily due to customer growth, partially offset by decreased customer usage. Weather-adjusted commercial KWH sales increased 6.4% primarily due to additional sales from data centers. Weather-adjusted industrial KWH sales were flat primarily due to increases in the electronics and stone, clay, and glass sectors, offset by a decrease in the paper sector.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased in the first quarter 2026 as compared to the corresponding period in 2025 due to higher recoverable fuel costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note (B) to the Condensed Financial Statements under "Georgia Power – Fuel Cost Recovery" herein and Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$83	57.6
In the first quarter 2026, wholesale revenues were $227 million compared to $144 million for the corresponding period in 2025. The increase was due to a $74 million increase in energy revenues due to increases of $41 million related to the average cost per KWH sold due to higher Southern Company system fuel and purchased power prices, $25 million in non-fuel-related energy revenues from wholesale contracts, and $8 million related to the volume of

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
KWH sales associated with higher market demand, as well as a $9 million increase in capacity revenues from new and existing power sales agreements.
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
Other Revenues

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$14	5.3
In the first quarter 2026, other revenues were $277 million compared to $263 million for the corresponding period in 2025. The increase was primarily due to increases of $13 million in unregulated sales associated with power delivery construction and maintenance projects, $13 million in open access transmission tariff sales, and $8 million in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs, partially offset by a decrease of $18 million in unregulated sales associated with energy conservation projects.
Fuel and Purchased Power Expenses

	First Quarter 2026 vs. First Quarter 2025
	(change in millions)	(% change)
Fuel	$77	14.7%
Purchased power – non-affiliates	(3)	(1.9)
Purchased power – affiliates	25	9.5
Total fuel and purchased power expenses	$99
In the first quarter 2026, total fuel and purchased power expenses were $1.0 billion compared to $0.9 billion for the corresponding period in 2025. The increase was due to a $68 million increase related to the average cost of fuel and purchased power and a $31 million net increase related to the volume of KWHs generated and purchased.
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
Details of Georgia Power's generation and purchased power and the related costs were as follows:

	First Quarter 2026	First Quarter 2025
Total generation (in billions of KWHs)	16	15
Total purchased power (in billions of KWHs)	9	9
Sources of generation (percent) —
Gas	42	40
Nuclear	33	36
Coal	23	21
Hydro and other	2	3
Cost of fuel, generated (in cents per net KWH) —
Gas	4.75	4.09
Nuclear	0.84	0.92
Coal	3.76	4.72
Average cost of fuel, generated (in cents per net KWH)	3.21	3.06
Average cost of purchased power (in cents per net KWH)(*)	5.96	5.24
(*)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Other Operations and Maintenance Expenses

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$38	6.0
In the first quarter 2026, other operations and maintenance expenses were $672 million compared to $634 million for the corresponding period in 2025. The increase was primarily due to increases of $14 million in customer education and assistance expenses, $11 million in certain generation expenses primarily due to planned outages, $6 million in certain employee compensation and benefit expenses, and $5 million in technology infrastructure and application production costs, partially offset by a $10 million increase in nuclear property insurance refunds.
Depreciation and Amortization

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$(19)	(3.8)
In the first quarter 2026, depreciation and amortization was $484 million compared to $503 million for the corresponding period in 2025. The decrease was primarily due to a decrease of $98 million resulting from the extension of the 2022 ARP, partially offset by an increase of $72 million from additional plant in service. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Allowance for Equity Funds Used During Construction

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$49	102.1
In the first quarter 2026, allowance for equity funds used during construction was $97 million compared to $48 million for the corresponding period in 2025. The increase was primarily due to an increase in capital expenditures subject to AFUDC.
Interest Expense, Net of Amounts Capitalized

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$17	9.1
In the first quarter 2026, interest expense, net of amounts capitalized was $204 million compared to $187 million for the corresponding period in 2025. The increase was primarily associated with increases of approximately $25 million related to higher average outstanding borrowings and $7 million in interest associated with PPAs accounted for as finance leases, partially offset by an increase of $16 million in AFUDC debt related to increased capital expenditures. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information.
Income Taxes

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$(13)	(13.3)
In the first quarter 2026, income taxes were $85 million compared to $98 million for the corresponding period in 2025. The decrease was primarily due to an increase of $16 million in amortization of federal PTCs. See Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$5	9.1
Mississippi Power's net income in the first quarter 2026 was $60 million compared to $55 million for the corresponding period in 2025. The increase was primarily due to higher retail revenues associated with changes in rates and pricing, partially offset by a decrease in other revenues and an increase in other operations and maintenance expenses.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Revenues
In the first quarter 2026, retail revenues were $273 million compared to $248 million for the corresponding period in 2025. Details of the changes in retail revenues were as follows:

	First Quarter 2026 vs. First Quarter 2025
	(change in millions)	(% change)
Rates and pricing	$18	7.3%
Sales decline	—	—
Weather	(3)	(1.2)
Fuel and other cost recovery	10	4.0
Retail revenues	$25	10.1%
Changes in rates and pricing resulted in an increase in revenues in the first quarter 2026 as compared to the corresponding period in 2025 primarily due to increases in PEP rates. See Note 2 to the financial statements under "Mississippi Power – Performance Evaluation Plan" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Mississippi Power – Performance Evaluation Plan" herein for additional information.
Changes in sales resulted in an immaterial change in revenues in the first quarter 2026 as compared to the corresponding period in 2025. Weather-adjusted residential KWH sales decreased 1.8% primarily due to decreased customer usage. Weather-adjusted commercial KWH sales increased 1.5% primarily due to increased customer usage. Industrial KWH sales decreased 1.5% primarily due to decreases in the chemicals and oil and gas extraction sectors.
Fuel and other cost recovery revenues increased in the first quarter 2026 as compared to the corresponding period in 2025 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$16	22.5
In the first quarter 2026, wholesale revenues from sales to non-affiliates were $87 million compared to $71 million for the corresponding period in 2025. The increase was due to a $9 million increase in opportunity sales, a $4 million increase associated with MRA customers primarily due to pricing and higher recoverable fuel costs, partially offset by milder weather, and a $3 million increase associated with new and existing power supply agreements.
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
Wholesale Revenues – Affiliates

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$16	19.8
In the first quarter 2026, wholesale revenues from sales to affiliates were $97 million compared to $81 million for the corresponding period in 2025. The increase was primarily due to increases of $13 million related to the price of energy driven by natural gas prices and $3 million related to the volume of KWH sales.
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
Other Revenues

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$(5)	(25.0)
In the first quarter 2026, other revenues were $15 million compared to $20 million for the corresponding period in 2025. The decrease was primarily due to customer charges related to contributions in aid of construction included in rates in 2025.
Fuel and Purchased Power Expenses

	First Quarter 2026 vs. First Quarter 2025
	(change in millions)	(% change)
Fuel	$29	18.7%
Purchased power	10	90.9
Total fuel and purchased power expenses	$39
In the first quarter 2026, total fuel and purchased power expenses were $205 million compared to $166 million for the corresponding period in 2025. The increase was primarily due to a $37 million increase related to the average cost of fuel and purchased power, of which $7 million is related to capacity.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Mississippi Power's generation and purchased power and the related costs were as follows:

	First Quarter 2026	First Quarter 2025
Total generation (in millions of KWHs)	4,554	4,538
Total purchased power (in millions of KWHs)	241	188
Sources of generation (percent) –
Gas	94	91
Coal	6	9
Cost of fuel, generated (in cents per net KWH) –
Gas	4.30	3.50
Coal	4.47	4.94
Average cost of fuel, generated (in cents per net KWH)	4.31	3.65
Average cost of purchased power (in cents per net KWH)	8.67	5.78
Other Operations and Maintenance Expenses

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$4	4.8
For first quarter 2026, other operations and maintenance expenses were $88 million compared to $84 million for the corresponding period in 2025. The increase was primarily due to increases of $5 million in generation expenses primarily associated with non-outage costs, $2 million in expenses associated with unregulated products and services, and $2 million related to distribution expenses, partially offset by a decrease of $6 million due to utilization of the retail reliability reserve to offset generation, transmission, and distribution expenses. See Note (B) to the Condensed Financial Statements under "Mississippi Power – Reliability Reserve Accounting Order" herein for additional information.
Southern Power
Net Income Attributable to Southern Power

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$(83)	(95.4)
Net income attributable to Southern Power in the first quarter 2026 was $4 million compared to $87 million for the corresponding period in 2025. The decrease was primarily due to higher accelerated depreciation related to wind repowering projects and an increase in other operations and maintenance expenses associated with hail damage to solar panels at the Millers Branch solar project, partially offset by higher revenues due to higher market prices and increased demand for energy related to weather impacts. See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power," respectively, in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Operating Revenues

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$114	20.1
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
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	First Quarter 2026	First Quarter 2025
	(in millions)
PPA capacity revenues	$122	$121
PPA energy revenues	479	373
Total PPA revenues	601	494
Non-PPA revenues	76	69
Other revenues	4	4
Total operating revenues	$681	$567

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In the first quarter 2026, total operating revenues were $681 million, reflecting a $114 million, or 20.1%, increase from the corresponding period in 2025. The change in operating revenues was primarily due to the following:
•PPA energy revenues increased $106 million, or 28.4%, primarily due to an increase of $70 million related to the volume of KWHs sold under natural gas PPAs and an increase of $38 million driven by fuel and purchased power prices.
•Non-PPA revenues increased $7 million, or 10.1%, primarily due to an increase of $11 million driven by the market price of energy, partially offset by a decrease of $2 million related to the volume of KWHs sold through short-term sales.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	First Quarter 2026	First Quarter 2025
	(in billions of KWHs)
Generation	10.7	10.9
Purchased power	0.9	0.5
Total generation and purchased power	11.6	11.4

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	5.8	5.4
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	First Quarter 2026 vs. First Quarter 2025
	(change in millions)	(% change)
Fuel	$47	22.7%
Purchased power	30	107.1
Total fuel and purchased power expenses	$77
In the first quarter 2026, total fuel and purchased power expenses increased $77 million, or 32.8%, as compared to the corresponding period in 2025. Fuel expense increased $47 million primarily due to an increase of $49 million associated with the average cost of fuel. Purchased power expense increased $30 million due to an increase of $26 million related to the volume of KWHs purchased and an increase of $4 million associated with the average cost of purchased power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$14	11.4
In the first quarter 2026, other operations and maintenance expenses were $137 million compared to $123 million for the corresponding period in 2025. The increase was primarily due to hail damage to solar panels at the Millers Branch solar project, partially offset by a decrease in generation expenses related to planned outages.
Depreciation and Amortization

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$126	82.9
In the first quarter 2026, depreciation and amortization was $278 million compared to $152 million for the corresponding period in 2025. The increase was primarily due to a $127 million increase in accelerated depreciation related to wind repowering projects. See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power – Wind Repowering Projects," respectively, in Item 8 of the Form 10-K for additional information.
Income Taxes (Benefit)

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$(69)	N/M
In the first quarter 2026, income tax benefit was $70 million compared to $1 million for the corresponding period in 2025. The increase was primarily due to higher wind PTCs resulting from Southern Power's purchase of the noncontrolling membership interests in the SP Wind tax equity partnership, as well as a change in pre-tax earnings attributable to Southern Power, including the impact of accelerated depreciation related to wind repowering projects. See Note (G) to the Condensed Financial Statements and Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power," respectively, in Item 8 of the Form 10-K for additional information.
Net Loss Attributable to Noncontrolling Interests

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$46	71.9
In the first quarter 2026, net loss attributable to noncontrolling interests was $18 million compared to $64 million for the corresponding period in 2025. The decrease was due to $41 million in lower HLBV loss allocations to tax equity partners, primarily resulting from Southern Power's purchase of the noncontrolling membership interests in the SP Wind tax equity partnership, and $5 million in higher income allocations to equity partners. See Note 15 to the financial statements under "Southern Power – Purchase of Renewable Facility Interests" in Item 8 of the Form 10-K for additional information.

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
Net Income

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$29	6.9
Southern Company Gas' net income in the first quarter 2026 was $447 million compared to $418 million for the corresponding period in 2025. The increase was primarily due to a $22 million increase in net income at gas distribution operations.
Natural Gas Revenues
In the first quarter 2026, natural gas revenues were $2.2 billion compared to $1.8 billion for the corresponding period in 2025. Details of the changes in natural gas revenues were as follows:

	First Quarter 2026 vs. First Quarter 2025
	(change in millions)	(% change)
Rates	$76	4.1%
Gas costs and other cost recovery	245	13.3
Gas marketing services	32	1.8
Other	(1)	(0.1)
Natural gas revenues	$352	19.1%
Changes in rates resulted in an increase in revenues in the first quarter 2026 as compared to the corresponding period in 2025 primarily due to base rate increases at Nicor Gas and Atlanta Gas Light. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery increased in the first quarter 2026 as compared to the corresponding period in 2025 primarily due to higher cost of natural gas driven by higher natural gas prices, as well as increases in other expenses passed through to customers. See "Cost of Natural Gas" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Revenues from gas marketing services increased in the first quarter 2026 as compared to the corresponding period in 2025 primarily due to higher commodity prices, partially offset by weather impacts.
Cost of Natural Gas

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$252	37.4
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 84.2% of the total cost of natural gas in the first quarter 2026. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues" herein for additional information.
In the first quarter 2026, cost of natural gas was $926 million compared to $674 million for the corresponding period in 2025. The increase reflects higher gas cost recovery as a result of a 38.0% increase in natural gas prices.
The following table details the volumes of natural gas sold during all periods presented:

	First Quarter
	2026	2025	2026 vs. 2025
Gas distribution operations (mmBtu in millions)
Firm	282	302	(6.6)%
Interruptible	23	23	—
Total	305	325	(6.2)%

Gas marketing services (mmBtu in millions)
Firm	27	29	(6.9)%
Interruptible large commercial and industrial	3	4	(25.0)
Total	30	33	(9.1)%
Other Operations and Maintenance Expenses

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$27	8.5
In the first quarter 2026, other operations and maintenance expenses were $343 million compared to $316 million for the corresponding period in 2025. The increase was primarily due to a $20 million increase related to employee compensation and benefit expenses, a $7 million increase related to certain deferred expenses, a $7 million increase in expenses passed through to customers at gas distribution operations, and a $4 million increase related to expenses for gas mains, partially offset by an $18 million decrease in legal expenses.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$14	8.3
In the first quarter 2026, depreciation and amortization was $183 million compared to $169 million for the corresponding period in 2025. The increase was primarily due to additional plant in service related to continued investments at the natural gas distribution utilities.
Taxes Other Than Income Taxes

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$8	8.2
In the first quarter 2026, taxes other than income taxes were $105 million compared to $97 million for the corresponding period in 2025. The increase was primarily due to an increase in revenue taxes as a result of higher natural gas revenues at Nicor Gas. Revenue taxes imposed on Nicor Gas are recoverable from its customers.
Earnings from Equity Method Investments

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$7	17.9
In the first quarter 2026, earnings from equity method investments were $46 million compared to $39 million for the corresponding period in 2025. The increase was primarily due to higher revenue from short-term natural gas storage and borrowing services and prior period customer refunds, both at SNG. See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
Interest Expense, Net of Amounts Capitalized

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$13	14.1
In the first quarter 2026, interest expense, net of amounts capitalized was $105 million compared to $92 million for the corresponding period in 2025. The increase was primarily associated with higher average outstanding borrowings and an interest rate adjustment. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" herein for additional information on borrowings.
Income Taxes

First Quarter 2026 vs. First Quarter 2025
(change in millions)	(% change)
$15	11.5
In the first quarter 2026, income taxes were $145 million compared to $130 million for the corresponding period in 2025. The increase was primarily due to higher pre-tax earnings.

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

	2026			2025
	Operating Revenues	Operating Expenses	Net Income	Operating Revenues	Operating Expenses	Net Income
	(in millions)
First Quarter
Gas distribution operations	$1,900	$1,368	$337	$1,570	$1,082	$315
Gas pipeline investments	8	2	33	8	3	27
Gas marketing services	285	186	71	261	170	65
All other	2	3	6	4	2	11
Intercompany eliminations	(4)	(2)	—	(4)	(1)	—
Consolidated	$2,191	$1,557	$447	$1,839	$1,256	$418
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
In the first quarter 2026, net income increased $22 million, or 7.0%, as compared to the corresponding period in 2025, as described further below:
•Operating revenues increased $330 million primarily due to higher gas cost recovery and base rate increases. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses increased $286 million primarily due to a $239 million increase in cost of natural gas as a result of higher natural gas prices compared to 2025, a $16 million increase related to employee compensation and benefit expenses, a $15 million increase in depreciation primarily due to additional plant in service related to continued investments at the natural gas distribution utilities, and a $7 million increase related to certain deferred expenses, partially offset by a $19 million decrease in legal expenses.
•Interest expense, net of amounts capitalized increased $9 million primarily due to higher average outstanding borrowings and an interst rate adjustment.
•Income taxes increased $12 million primarily as a result of higher pre-tax earnings.

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
For the traditional electric operating companies, these factors include the ability to maintain constructive regulatory environments that allow for the timely recovery of prudently-incurred costs during a time of increasing customer affordability concerns and costs, including those related to projected long-term demand growth, stringent environmental standards, including CCR rules, safety, system reliability and resiliency, fuel, restoration following major storms, and capital expenditures, including constructing new electric generating plants, extending the retirement dates of certain fossil fuel plants, and expanding and improving the transmission and distribution systems; continued customer growth; and the trends of an uncertain inflationary environment and reduced electricity usage per customer, especially in residential and commercial markets.
Earnings in the electricity business will also depend upon maintaining and growing sales and pricing of large customers such that incremental costs are met with adequate incremental revenues, considering, among other things, recent trends driving projected growth in electricity consumption including the increasing digitization of the economy and growth in data centers, an increase in industrial activity in the Southern Company system's electric service territory, and continued electrification of transportation. Historically, the traditional electric operating companies have entered into large load contracts that support economic development and benefit existing customers; since 2023, the traditional electric operating companies have contracts with new data centers and other large load customers covering approximately 11 gigawatts of electric load, with each contract individually representing a maximum electric load greater than 100 MWs, that have been signed by the parties without material contingencies and/or reviewed by the state regulatory commissions. These new contracts fully ramp up over several years after commencement of service. Some of these contracts are already in effect. Service under the contracts is expected to begin through 2028. The contracts contain various terms and conditions, such as minimum duration, minimum bill provisions, contribution by the customer to local construction costs, termination payment requirements, and financial security, designed to generate adequate incremental revenues associated with incremental costs to serve these customers. These growth opportunities may be affected by a variety of factors, such as energy efficiency, changes in technology, reliability and operational factors, customer demand, and government

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
policies, which could increase or decrease the pace of growth associated with these opportunities. In addition, these opportunities present risks such as capital access and cost recovery risks. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" in Item 8 of the Form 10-K for additional information regarding Georgia Power's related regulatory proceedings.
The level of future earnings for Southern Power's competitive wholesale electric business depends on numerous factors including the parameters of the wholesale market and the efficient operation of its wholesale generating assets; Southern Power's ability to execute its growth strategy through the development, construction, or acquisition of generating facilities and other energy projects while containing costs; regulatory matters; customer creditworthiness; total electric generating capacity available in Southern Power's market areas; Southern Power's ability to successfully remarket capacity as current contracts expire; renewable portfolio standards; continued availability of federal and state ITCs and PTCs under current and future tax legislation and U.S. Treasury guidance; transmission constraints; cost of generation from units within the Southern Company power pool; and operational limitations. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" in Item 7 of the Form 10-K for information regarding the IRA's expansion of the availability of federal ITCs and PTCs and the OBBB's restrictions on federal ITCs and PTCs. Also see Note (K) to the Condensed Financial Statements under "Southern Power" herein for information regarding construction projects.
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
Earnings for both the electricity and natural gas businesses are subject to a variety of other factors. These factors include weather; competition; developing new and maintaining existing energy contracts and associated load requirements with wholesale customers; demand growth from data centers and other large load customers and associated load and operating requirements; customer energy conservation practices; the use of alternative energy sources by customers; government incentives to reduce overall energy usage; fuel, labor, and material prices in an environment of heightened inflation and material and labor supply chain disruptions; and the price elasticity of demand. Demand for electricity and natural gas in the Registrants' service territories is primarily driven by the pace of economic growth or decline that may be affected by changes in regional and global economic conditions and could be influenced by changes in technology, public policy, utility efficiency programs, and customer behavior. Geopolitical conflicts (such as the current Middle East conflict) and significant changes in fiscal, monetary, or trade policies could affect actual economic activity and historical economic relationships in ways not anticipated in economic outlooks or Southern Company system plans. Additionally, changes in inflation, interest rates, and credit market conditions could affect the cost of doing business. All of these factors may impact future earnings. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during the first three months of 2026.

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
Environmental Laws and Regulations
Coal Combustion Residuals
On April 13, 2026, the EPA published a proposed rule that, if finalized, would make several revisions to the existing federal CCR regulations, including rescinding CCR management unit provisions. The proposal also provides additional clarity around the scope of beneficial use and provides for site-specific groundwater, closure, and corrective action flexibilities under federal or state CCR permits. The ultimate outcome of this matter cannot be determined at this time.
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
The traditional electric operating companies are engaged in continuous construction programs to accommodate existing and estimated future loads on their respective systems. Major generation construction projects are subject to state PSC approval in order to be included in retail rates, through which the traditional electric operating companies recover their approved investment and a return on investment. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Georgia Power – Construction" herein for information regarding Georgia Power's current construction projects.
Southern Power's construction program includes the Millers Branch solar project, the Kay, Grant, Grant Plains, Wake, and Bethel wind repowering projects, and the incremental capacity upgrade projects at the Franklin and Wansley natural gas facilities. The repowering projects result in accelerated depreciation related to the equipment being replaced that will continue until the projects' completion dates, which are projected to occur through the third quarter 2027. At March 31, 2026, the remaining pre-tax accelerated depreciation is projected to total approximately $335 million in 2026 and $100 million in 2027. The ultimate impact of these matters cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Power" herein and Note 5 to the financial statements under "Depreciation and Amortization – Southern Power" in Item 8 of the Form 10-K for additional information.
Southern Company Gas is engaged in various infrastructure improvement programs designed to update or expand the natural gas distribution systems of the natural gas distribution utilities to improve reliability and resiliency, reduce emissions, and meet operational flexibility and growth. The natural gas distribution utilities recover their approved investment and a return on investment associated with these infrastructure programs through their regulated rates, as approved by their applicable state regulatory agency. See Note 2 to the financial statements under "Southern Company Gas – Infrastructure Replacement Programs and Capital Projects" in Item 8 of the Form 10-K for additional information on Southern Company Gas' construction program.
See FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" herein for additional information regarding the Registrants' capital requirements for their construction programs.
Income Tax Matters
See Note (G) to the Condensed Financial Statements herein and MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Income Tax Matters" in Item 7 of the Form 10-K for additional information.
Federal Tax Legislation
The OBBB modified certain renewable energy tax incentives and added eligibility restrictions for certain credits related to renewable facilities that are controlled or influenced by, or that receive material assistance from, a prohibited foreign entity.
The U.S. Treasury issued a notice on February 12, 2026, which provides interim safe harbors related to the evaluation of material assistance from a prohibited foreign entity. Southern Company is assessing this guidance and its potential implications for eligibility of technology-neutral tax credits for renewable projects for which construction begins in 2026. The U.S. Treasury has indicated that additional guidance and regulations are expected later in 2026. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Corporate Alternative Minimum Tax
On February 18, 2026, the U.S. Treasury issued guidance regarding the calculation of the CAMT. The CAMT, enacted as part of the IRA, generally imposes a 15% minimum tax on a corporation's adjusted financial statement income (AFSI) for taxable years beginning after December 31, 2022, subject to applicable thresholds and adjustments under the Internal Revenue Code. The guidance includes provisions that, in certain circumstances, would permit taxpayers to reflect certain repair-related tax deductions as reductions to AFSI for purposes of computing CAMT.
Regulated utilities industry participants have engaged with the U.S. Treasury regarding the interaction of repair-related costs, regulatory accounting, and the CAMT framework. Southern Company is evaluating the guidance, including its applicability to Southern Company's specific facts and circumstances. If applicable, the guidance could reduce Southern Company's potential CAMT exposure by permitting the inclusion of certain repair-related deductions in the computation of AFSI, which could affect Southern Company's income tax expense and cash tax position in future periods. Southern Company will continue to assess the impact of the guidance and any further administrative guidance or regulatory developments.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at March 31, 2026. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.
At the end of the first quarter 2026, the market price of Southern Company's common stock was $96.52 per share (based on the closing price as reported on the NYSE) and the book value was $32.93 per share, representing a market-to-book ratio of 293%, compared to $87.20, $32.18, and 271%, respectively, at the end of 2025. Southern

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Company's common stock dividend for the first quarter 2026 was $0.74 per share compared to $0.72 per share in the first quarter 2025.
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
During the first quarter 2026, Southern Power committed to development projects to upgrade certain turbines at the Franklin and Wansley natural gas facilities. The aggregate construction costs for these projects are expected to be between $660 million and $725 million. See Note (K) to the Condensed Financial Statements under "Southern Power – Natural Gas Turbine Upgrade Projects" herein for additional information regarding Southern Power's construction projects.
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Registrants. See "Financing Activities" herein for information on changes in the Registrants' long-term debt balances since December 31, 2025.
Fuel and purchased power costs represent a significant component of funding ongoing operations for the traditional electric operating companies and Southern Power. Fuel costs include purchases of coal (for the traditional electric operating companies) and natural gas (for the traditional electric operating companies and Southern Power), as well as the related transportation and storage. Since December 31, 2025, Georgia Power has entered into additional commitments for natural gas primarily related to its construction of generation projects. As a result, Southern Company's and Georgia Power's estimated costs for fuel commitments at March 31, 2026 increased by approximately $25 million for 2027, $150 million per year for 2028 through 2030, and $2.5 billion thereafter. See Note (B) to the Condensed Financial Statements under "Georgia Power – Construction" herein for additional information regarding Georgia Power's current construction projects.
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
The Subsidiary Registrants plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. In addition, Alabama Power and Georgia Power plan to utilize borrowings from the FFB. Operating cash flows provide a substantial portion of the

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Registrants' cash needs. See Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information.
The amount, type, and timing of any financings in 2026, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" and "Financing Activities" herein for additional information.
By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At March 31, 2026, the amount of subsidiary retained earnings restricted to dividend totaled $2.0 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at March 31, 2026 for the applicable Registrants:

At March 31, 2026	Southern Company	Georgia Power	Southern Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$5,357	$2,519	$529	$645
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At March 31, 2026, unused committed credit arrangements with banks were as follows:

At March 31, 2026	Southern Company parent	Alabama Power(a)	Georgia Power(b)	Mississippi Power	Southern Power(c)	Southern Company Gas(d)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$2,999	$1,365	$2,042	$275	$600	$1,598	$30	$8,909
(a)Includes $15 million at Alabama Property Company, a wholly-owned subsidiary of Alabama Power. Alabama Power is not party to this arrangement.
(b)Georgia Power had $26 million of letters of credit outstanding under an uncommitted letter of credit facility at March 31, 2026.
(c)At March 31, 2026, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $21 million was unused. In addition, Southern Power Company had $23 million of letters of credit outstanding under an uncommitted letter of credit facility at March 31, 2026. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At March 31, 2026, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.5 billion (comprised of approximately $796 million at Alabama Power, $667 million at Georgia Power, and $58 million at Mississippi Power). In addition, at

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
March 31, 2026, Alabama Power and Georgia Power had approximately $160 million and $325 million, respectively, of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Alabama Power's $160 million of fixed rate revenue bonds are classified as securities due within one year on its balance sheets as they are not covered by long-term committed credit. All other variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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

	Short-term Debt at March 31, 2026		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$1,673	4.1%	$2,022	3.9%	$3,291
Alabama Power	30	3.8	10	3.8	75
Georgia Power	225	4.2	586	4.0	1,000
Mississippi Power	32	4.0	15	3.9	64
Southern Power	160	4.1	149	3.9	225
Southern Company Gas:
Southern Company Gas Capital	$255	4.1%	$220	3.9%	$358
Nicor Gas	—	—	72	3.8	216
Southern Company Gas Total	$255	4.1%	$292	3.9%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended March 31, 2026.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the three months ended March 31, 2026 and 2025 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended March 31, 2026
Operating activities	$1,226	$301	$380	$(49)	$193	$808
Investing activities	(3,421)	(509)	(2,289)	(106)	(129)	(360)
Financing activities	1,542	(83)	1,874	148	(97)	(321)

Three Months Ended March 31, 2025
Operating activities	$1,250	$227	$305	$(11)	$146	$687
Investing activities	(2,834)	(591)	(1,719)	(44)	(161)	(321)
Financing activities	2,815	718	1,679	87	39	(323)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities decreased $24 million for the three months ended March 31, 2026 as compared to the corresponding period in 2025 primarily due to the timing of vendor payments, partially offset by higher natural gas cost recovery.
The net cash used for investing activities for the three months ended March 31, 2026 was primarily related to the Subsidiary Registrants' construction programs.
The net cash provided from financing activities for the three months ended March 31, 2026 was primarily related to net issuances of long-term debt, an increase in notes payable, and issuances of common stock through the settlement of forward sale contracts, partially offset by common stock dividend payments. See Note (F) to the Condensed Financial Statements under "Equity Distribution Agreement" herein for additional information.
Alabama Power
Net cash provided from operating activities increased $74 million for the three months ended March 31, 2026 as compared to the corresponding period in 2025 primarily due to customer refunds in 2025 associated with a nuclear fuel disposal cost award and the timing of customer receivable collections, partially offset by the timing of vendor payments. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 of the Form 10-K for additional information.
The net cash used for investing activities for the three months ended March 31, 2026 was primarily related to gross property additions.
The net cash used for financing activities for the three months ended March 31, 2026 was primarily related to common stock dividend payments and repayment of bank term loans, partially offset by capital contributions from Southern Company and an increase in commercial paper borrowings.
Georgia Power
Net cash provided from operating activities increased $75 million for the three months ended March 31, 2026 as compared to the corresponding period in 2025 primarily due to the timing of vendor payments and storm restoration costs, partially offset by an increase in charitable donations and the timing of materials and supplies purchases. See

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Note 2 to the financial statements under "Georgia Power – Storm Damage Recovery" in Item 8 of the Form 10-K for additional information relating to storm restoration costs.
The net cash used for investing activities for the three months ended March 31, 2026 was primarily related to gross property additions.
The net cash provided from financing activities for the three months ended March 31, 2026 was primarily related to borrowings from the FFB and capital contributions from Southern Company, partially offset by common stock dividend payments. See Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information.
Mississippi Power
Net cash used for operating activities increased $38 million for the three months ended March 31, 2026 as compared to the corresponding period in 2025 primarily due to the timing of vendor payments and the timing of fossil fuel stock purchases.
The net cash used for investing activities for the three months ended March 31, 2026 was primarily related to gross property additions.
The net cash provided from financing activities for the three months ended March 31, 2026 was primarily related to capital contributions from Southern Company, the issuance of senior notes, and an increase in commercial paper borrowings, partially offset by common stock dividend payments.
Southern Power
Net cash provided from operating activities increased $47 million for the three months ended March 31, 2026 as compared to the corresponding period in 2025 primarily due to an increase in wholesale revenues, driven by higher market prices of energy, and the timing of customer receivable collections, partially offset by the timing of vendor payments.
The net cash used for investing activities for the three months ended March 31, 2026 was primarily related to ongoing construction activities. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The net cash used for financing activities for the three months ended March 31, 2026 was primarily related to common stock dividend payments and net distributions to noncontrolling interests, partially offset by an increase in commercial paper borrowings.
Southern Company Gas
Net cash provided from operating activities increased $121 million for the three months ended March 31, 2026 as compared to the corresponding period in 2025 primarily due to higher natural gas cost recovery and timing of customer receivable collections as a result of weather impacts, partially offset by lower natural gas volumes and prices and the timing of vendor payments.
The net cash used for investing activities for the three months ended March 31, 2026 was primarily related to construction of transmission and distribution assets recovered through base rates.
The net cash used for financing activities for the three months ended March 31, 2026 was primarily related to a reduction in commercial paper borrowings and common stock dividend payments.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the three months ended March 31, 2026 included:
•an increase of $1.7 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•an increase of $1.0 billion in total stockholders' equity primarily related to net income and issuances of common stock largely through the settlement of forward sale contracts, partially offset by common stock dividend payments;
•an increase of $980 million in long-term debt (including securities due within one year) primarily due to the issuance of senior notes and borrowings from the FFB, partially offset by the redemption of junior subordinated notes;
•an increase of $951 million in notes payable primarily due to increases in commercial paper borrowings and short-term bank debt;
•a decrease of $801 million in accounts payable primarily related to the timing of vendor payments;
•a decrease of $658 million in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flows – Southern Company" herein; and
•a decrease of $657 million in accrued compensation primarily due to the timing of payments.
See "Financing Activities" and Note (F) to the Condensed Financial Statements under "Equity Distribution Agreement" and "DOE Loan Guarantee Borrowings" herein for additional information.
Alabama Power
Significant balance sheet changes for the three months ended March 31, 2026 included:
•an increase of $350 million in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•a decrease of $291 million in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flows – Alabama Power" herein; and
•a decrease of $225 million in other accounts payable primarily due to the timing of vendor payments.
Georgia Power
Significant balance sheet changes for the three months ended March 31, 2026 included:
•an increase of $1.6 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities;
•an increase of $1.5 billion in common stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company;
•an increase of $943 million in long-term debt (including securities due within one year) primarily due to net borrowings from the FFB;
•a decrease of $430 million in accounts payable primarily related to the timing of vendor payments; and
•a decrease of $352 million in accrued taxes primarily due to payments for municipal franchise fees and property taxes.
See "Financing Activities – Georgia Power" and Notes (B) and (F) to the Condensed Financial Statements under "Georgia Power – Construction" and "DOE Loan Guarantee Borrowings," respectively, herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Mississippi Power
Significant balance sheet changes for the three months ended March 31, 2026 included:
•an increase of $102 million in common stockholder's equity related to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company;
•an increase of $74 million in long-term debt (including securities due within one year) primarily due to the issuance of senior notes;
•a decrease of $73 million in accrued taxes primarily due to the payment of ad valorem taxes;
•an increase of $32 million in notes payable primarily due to commercial paper borrowings; and
•an increase of $27 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities.
See "Financing Activities – Mississippi Power" herein for additional information.
Southern Power
Significant balance sheet changes for the three months ended March 31, 2026 included:
•a decrease of $179 million in total property, plant, and equipment primarily due to the continued depreciation of assets, partially offset by the continued construction of the wind repowering projects;
•a decrease of $127 million in total stockholders' equity primarily due to dividends paid to Southern Company, net distributions to noncontrolling interests, and net loss; and
•an increase of $46 million in other receivables primarily related to the transfer of tax credits generated in the first quarter 2026, which were previously allocated to the SP Wind tax equity partners in 2025.
See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Note 15 to the financial statements under "Southern Power – Purchase of Renewable Facility Interests" in Item 8 of the Form 10-K for additional information.
Southern Company Gas
Significant balance sheet changes for the three months ended March 31, 2026 included:
•an increase of $306 million in common stockholder's equity primarily related to net income, partially offset by dividends paid to Southern Company;
•a decrease of $251 million in natural gas for sale primarily due to seasonality;
•a decrease of $183 million in total accounts payable primarily due to lower natural gas volumes and prices and the timing of vendor payments;
•an increase of $182 million in total property, plant, and equipment primarily related to the construction of transmission and distribution assets;
•a decrease of $170 million in notes payable due to a reduction in commercial paper borrowings;
•an increase of $122 million in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flows – Southern Company Gas" herein; and
•an increase of $104 million in temporary LIFO liquidation due to use of stored natural gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Financing Activities
The following table outlines long-term debt financing activities for the first three months of 2026:

	Issuances and Reofferings		Maturities and Redemptions
Company	Senior Notes	Other Long- Term Debt	Other Long- Term Debt(a)
	(in millions)
Southern Company parent	$—	$1,300	$1,250
Alabama Power	—	—	46
Georgia Power	—	1,016	28
Mississippi Power	75	—	—
Other	—	—	1
Elimination(b)	—	—	(3)
Southern Company	$75	$2,316	$1,322
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
Southern Company
During the first three months of 2026, Southern Company issued approximately 8.1 million shares of common stock primarily through forward sale contract settlements and employee equity compensation plans. Proceeds from settlements of the forward sale contracts totaled approximately $506 million. Also during the first three months of 2026, Southern Company entered into additional forward sale contracts for the issuance of shares of common stock that may be settled through March 2028. See Note (F) to the Condensed Financial Statements under "Equity Distribution Agreement" herein for additional information.
In January 2026, Southern Company redeemed all $1.25 billion aggregate principal amount of its Series 2020B 4.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due January 15, 2051.
In January 2026, Southern Company borrowed $100 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a floating rate.
In March 2026, Southern Company issued $1.3 billion aggregate principal amount of Series 2026A 6.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due April 1, 2058.
Alabama Power
In March 2026, Alabama Power repaid at maturity its three bank term loan agreements with an aggregate principal amount of $45 million.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Georgia Power
In February 2026, Georgia Power borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement which is payable on demand, following specified notice by the bank, and bears interest at a rate agreed upon by Georgia Power and the bank from time to time. In both March 2026 and subsequent to March 31, 2026, Georgia Power repaid $50 million of the short-term uncommitted bank credit arrangement, resulting in $150 million outstanding.
In March 2026, Georgia Power made initial borrowings under a multi-advance term loan facility with the FFB in an aggregate principal amount of approximately $1.0 billion at an interest rate of 5.041% through the final maturity date of December 10, 2055. The proceeds were used to reimburse Georgia Power for eligible costs relating to certain generation, battery energy storage, and transmission facilities. See Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information.
Subsequent to March 31, 2026, Georgia Power repaid at maturity $325 million aggregate principal amount of its Series 2016A 3.25% Senior Notes.
Mississippi Power
In March 2026, Mississippi Power issued approximately $75 million aggregate principal amount of Series 2026A Floating Rate Senior Notes due May 15, 2076.
Credit Rating Risk
At March 31, 2026, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at March 31, 2026 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$32	$1	$—	$—	$31	$—
At BBB- and/or Baa3	463	2	36	—	424	—
At BB+ and/or Ba1 or below	3,837	425	2,496	280	1,409	33
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at March 31, 2026.
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

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the three months ended March 31, 2026, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the first quarter 2026 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Item 5. Other Information.
There were no adoptions, modifications, or terminations of "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as defined in Item 408(a) of Regulation S-K, during the three months ended March 31, 2026 by the Registrants' directors and "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended.
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
Seventeenth Supplemental Indenture to Subordinated Note Indenture dated as of March 19, 2026, providing for the issuance of the Series 2026A 6.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due April 1, 2058. (Designated in Form 8-K dated March 16, 2026, File No. 1-3526 as Exhibit 4.4.)

Mississippi Power

(d)	-
Eighth Supplemental Indenture to Senior Note Indenture dated as of March 3, 2026, providing for the issuance of the Series 2026A Floating Rate Senior Notes due May 15, 2076. (Designated in Form 8-K dated February 27, 2026, File No. 1-11229, as Exhibit 4.2.)

(10) Material Contracts

Alabama Power

(b)1	-	Loan Guarantee Agreement, dated as of February 20, 2026, between Alabama Power and the DOE, as guarantor. (Designated in Form 8-K dated February 20, 2026, File No. 1-3164 as Exhibit 10.1.)

(b)2	-
Note Purchase Agreement, dated as of February 20, 2026, among Alabama Power, the FFB, and the Secretary of Energy, acting through the DOE. (Designated in Form 8-K dated February 20, 2026, File No. 1-3164 as Exhibit 10.2.)

(b)3	-	Form of Promissory Note of Alabama Power to the FFB. (Designated in Form 8-K dated February 20, 2026, File No. 1-3164 as Exhibit 10.3.)

Georgia Power

(c)1	-	Loan Guarantee Agreement, dated as of February 20, 2026, between Georgia Power and the DOE, as guarantor. (Designated in Form 8-K dated February 20, 2026, File No. 1-6468 as Exhibit 10.4.)

    Table of Contents                                Index to Financial Statements

	(c)2	-
Note Purchase Agreement, dated as of February 20, 2026, among Georgia Power, the FFB, and the Secretary of Energy, acting through the DOE. (Designated in Form 8-K dated February 20, 2026, File No. 1-6468 as Exhibit 10.5.)

	(c)3	-	Form of Promissory Note of Georgia Power to the FFB. (Designated in Form 8-K dated February 20, 2026, File No. 1-6468 as Exhibit 10.6.)

(24) Power of Attorney and Resolutions

Southern Company

	(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2025, File No. 1-3526 as Exhibit 24(a)1.)

Alabama Power

	(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2025, File No. 1-3164 as Exhibit 24(b)1.)

Georgia Power

	(c)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2025, File No. 1-6468 as Exhibit 24(c)1.)

Mississippi Power

	(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2025, File No. 001-11229 as Exhibit 24(d)1.)

Southern Power

	(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2025, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2025, File No. 1-14174 as Exhibit 24(f)1.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	Inline XBRL Taxonomy Extension Schema Document
*	CAL	-	Inline XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	Inline XBRL Definition Linkbase Document
*	LAB	-	Inline XBRL Taxonomy Label Linkbase Document
*	PRE	-	Inline XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: April 29, 2026

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
Date: April 29, 2026

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
Date: April 29, 2026

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
Date: April 29, 2026

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
Date: April 29, 2026

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
Date: April 29, 2026