Form 10-Q
period 2026-06-30
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2026-07-30
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
(A Georgia Corporation)
725 W. Peachtree Street, N.E.
Atlanta, Georgia 30308
(404) 584-4000

    Table of Contents                                Index to Financial Statements
Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
The Southern Company	Common Stock, par value $0.01 per share	SO	New York Stock Exchange
(NYSE)
The Southern Company	Series 2017B 5.25% Junior Subordinated Notes due 2077	SOJC	NYSE
The Southern Company	Series 2020A 4.95% Junior Subordinated Notes due 2080	SOJD	NYSE
The Southern Company	Series 2020C 4.20% Junior Subordinated Notes due 2060	SOJE	NYSE
The Southern Company	Series 2021B 1.875% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2081	SO 81	NYSE
The Southern Company	Series 2025A 6.50% Junior Subordinated Notes due 2085	SOJF	NYSE
The Southern Company	2025 Series A Corporate Units	SOMN	NYSE
Georgia Power Company	Series 2017A 5.00% Junior Subordinated Notes due 2077	GPJA	NYSE
Southern Power Company	Series 2016B 1.850% Senior Notes due 2026	SO/26A	NYSE
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

Registrant	Description of Common Stock	Shares Outstanding at June 30, 2026
The Southern Company	Par Value $0.01 Per Share	1,150,362,966
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2022 ARP	Georgia Power's Alternate Rate Plan approved by the Georgia PSC in 2022 for the years 2023 through 2025
2023 IRP Update	Georgia Power's updated IRP filed in 2023 and approved by the Georgia PSC in 2024 as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors
2024 ELG Rule	Final rule published by the EPA in 2024 revising the steam effluent guidelines
AFUDC	Allowance for funds used during construction
AGL Services Company	AGL Services Company, Inc., the Southern Company Gas system service company and a wholly-owned subsidiary of Southern Company Gas
Alabama Power	Alabama Power Company
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
CAMT	Corporate alternative minimum tax
CCR	Coal combustion residuals
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
COD	Commercial operation date
CODM	Chief operating decision maker
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the state of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's environmental compliance overview plan
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2025, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
HLBV	Hypothetical liquidation at book value
IIC	Intercompany Interchange Contract
Illinois Commission	Illinois Commerce Commission
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRA	Inflation Reduction Act of 2022
IRP	Integrated resource plan
ITC	Investment tax credit
Jurisdictional Separation Study Order	Authorization from the Alabama PSC in June 2025 for Alabama Power to defer certain costs associated with capacity previously allocated to wholesale electric services that is now being used for retail electric service
KWH	Kilowatt-hour

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
LIFO	Last-in, first-out
LTSA	Long-term service agreement
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
N/M	Not meaningful
NRC	U.S. Nuclear Regulatory Commission
OBBB	One Big Beautiful Bill Act
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an electric membership corporation)
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, Rate CNP PPA, and Rate CNP Depreciation
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SOFR	Secured Overnight Financing Rate
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a wholly-owned subsidiary of Southern Company Gas
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Linc, PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Southern Linc	Southern Communications Services, Inc., a wholly-owned subsidiary of Southern Company, doing business as Southern Linc
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities and wholly owned by Southern Power as of December 31, 2025, was previously in a tax equity arrangement where Southern Power was the controlling partner through December 31, 2025
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Tax Reform Legislation	The Tax Cuts and Jobs Act, which became effective on January 1, 2018
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable interest entity
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle Owners	Georgia Power, OPC, MEAG Power, and Dalton

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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$4,745	$4,758	$9,385	$9,358
Wholesale electric revenues	699	681	1,664	1,425
Other electric revenues	242	220	507	463
Natural gas revenues (includes alternative revenue programs of $4, $(9), $2, and $(28), respectively)	966	979	3,157	2,818
Other revenues	325	335	661	684
Total operating revenues	6,977	6,973	15,374	14,748
Operating Expenses:
Fuel	1,054	1,116	2,544	2,408
Purchased power	288	260	532	510
Cost of natural gas	177	255	1,103	929
Cost of other sales	176	167	357	366
Other operations and maintenance	1,705	1,685	3,359	3,305
Depreciation and amortization	1,434	1,323	2,854	2,608
Taxes other than income taxes	367	403	831	848
Total operating expenses	5,201	5,209	11,580	10,974
Operating Income	1,776	1,764	3,794	3,774
Other Income and (Expense):
Allowance for equity funds used during construction	128	80	248	153
Earnings from equity method investments	86	10	136	43
Interest expense, net of amounts capitalized	(796)	(874)	(1,573)	(1,588)
Other income (expense), net	181	162	336	310
Total other income and (expense)	(401)	(622)	(853)	(1,082)
Earnings Before Income Taxes	1,375	1,142	2,941	2,692
Income taxes	187	289	414	569
Consolidated Net Income	1,188	853	2,527	2,123
Net income (loss) attributable to noncontrolling interests	14	(27)	(4)	(91)
Consolidated Net Income Attributable to Southern Company	$1,174	$880	$2,531	$2,214
Common Stock Data:
Earnings per share -
Basic	$1.03	$0.80	$2.24	$2.01
Diluted	$1.03	$0.79	$2.23	$2.00
Average number of shares of common stock outstanding (in millions)
Basic	1,137	1,101	1,130	1,100
Diluted	1,141	1,108	1,134	1,107
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Consolidated Net Income	$1,188	$853	$2,527	$2,123
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(4), $11, $(4), and $16, respectively	(13)	35	(16)	49
Reclassification adjustment for amounts included in net income, net of tax of $3, $(10), $4, and $(14), respectively	7	(31)	11	(43)
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $—, $—, $—, and $—, respectively	—	—	1	1
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	1	—	1	—
Total other comprehensive income (loss)	(5)	4	(3)	7
Comprehensive Income	1,183	857	2,524	2,130
Comprehensive income (loss) attributable to noncontrolling interests	14	(27)	(4)	(91)
Consolidated Comprehensive Income Attributable to Southern Company	$1,169	$884	$2,528	$2,221
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
	(in millions)
Operating Activities:
Consolidated net income	$2,527	$2,123
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	3,176	2,860
Deferred income taxes	310	453
Allowance for equity funds used during construction	(248)	(153)
Pension, postretirement, and other employee benefits	(277)	(253)
Settlement of asset retirement obligations	(283)	(285)
Stock based compensation expense	112	102
Storm damage cost recovery – long-term	(139)	(238)
Other, net	(87)	76
Changes in certain current assets and liabilities —
-Receivables	116	(130)
-Retail fuel cost under recovery	188	158
-Prepayments	(96)	(109)
-Materials and supplies	(178)	35
-Natural gas for sale, net of temporary LIFO liquidation	197	233
-Other current assets	(60)	61
-Accounts payable	(403)	(695)
-Accrued taxes	(221)	(245)
-Accrued compensation	(459)	(421)
-Other current liabilities	105	(141)
Net cash provided from operating activities	4,280	3,431
Investing Activities:
Property additions	(6,639)	(5,456)
Contributions in aid of construction	313	219
Nuclear decommissioning trust fund purchases	(994)	(777)
Nuclear decommissioning trust fund sales	994	777
Cost of removal, net of salvage	(349)	(304)
Other investing activities	(83)	(193)
Net cash used for investing activities	(6,758)	(5,734)
Financing Activities:
Increase (decrease) in notes payable, net	1,415	(150)
Proceeds —
Long-term debt	4,790	6,319
Short-term borrowings	350	200
Common stock	2,596	62
Redemptions and repurchases —
Long-term debt	(3,085)	(2,254)
Short-term borrowings	(350)	—
Distributions to noncontrolling interests	(76)	(66)
Payment of common stock dividends	(1,579)	(1,494)
Other financing activities	(233)	(150)
Net cash provided from financing activities	3,828	2,467
Net Change in Cash, Cash Equivalents, and Restricted Cash	1,350	164
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,640	1,101
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,990	$1,265
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $100 and $61 capitalized for 2026 and 2025, respectively)	$1,472	$1,287
Income taxes, net (excludes credit transfers)	146	199
Noncash transactions —
Accrued property additions at end of period	1,409	1,091
Right-of-use assets obtained under operating leases	107	114
Right-of-use assets obtained under finance leases	5	14
Issuance of common stock under dividend reinvestment plan	109	112
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$2,984	$1,639
Receivables —
Customer accounts	2,301	2,251
Unbilled revenues	938	931
Under recovered fuel clause revenues	227	316
Other accounts and notes	580	655
Accumulated provision for uncollectible accounts	(98)	(84)
Materials and supplies	2,380	2,202
Fossil fuel for generation	728	735
Natural gas for sale	198	396
Prepaid expenses	370	327
Regulatory assets – asset retirement obligations	353	353
Other regulatory assets	916	709
Other current assets	501	487
Total current assets	12,378	10,917
Property, Plant, and Equipment:
In service	151,437	146,114
Less: Accumulated depreciation	45,868	43,483
Plant in service, net of depreciation	105,569	102,631
Other utility plant, net	—	307
Nuclear fuel, at amortized cost	902	897
Construction work in progress	11,874	10,534
Total property, plant, and equipment	118,345	114,369
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	3,110	2,947
Equity investments in unconsolidated subsidiaries	1,428	1,318
Other intangible assets, net of amortization of $457 and $444, respectively	287	300
Miscellaneous property and investments	701	714
Total other property and investments	10,687	10,440
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,369	1,358
Deferred charges related to income taxes	1,094	948
Prepaid pension costs	3,544	3,257
Unamortized loss on reacquired debt	179	187
Deferred under recovered fuel clause revenues	151	252
Regulatory assets – asset retirement obligations, deferred	5,042	5,129
Other regulatory assets, deferred	7,577	7,427
Other deferred charges and assets	1,661	1,436
Total deferred charges and other assets	20,617	19,994
Total Assets	$162,027	$155,720
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$4,694	$6,220
Notes payable	2,132	722
Accounts payable	3,374	3,710
Customer deposits	487	475
Accrued taxes —
Accrued income taxes	70	22
Other accrued taxes	695	982
Accrued interest	812	807
Accrued compensation	927	1,418
Asset retirement obligations	658	662
Liabilities from risk management activities, net of collateral	151	118
Operating lease obligations	207	197
Natural gas cost over recovery	191	158
Other regulatory liabilities	190	240
Other current liabilities	1,146	1,157
Total current liabilities	15,734	16,888
Long-term Debt	68,756	65,649
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	12,628	12,133
Deferred credits related to income taxes	4,611	4,712
Accumulated deferred ITCs	2,066	2,002
Employee benefit obligations	1,029	980
Operating lease obligations, deferred	1,298	1,287
Asset retirement obligations, deferred	8,917	8,939
Other cost of removal obligations	2,084	2,036
Other regulatory liabilities, deferred	712	722
Other deferred credits and liabilities	1,850	1,505
Total deferred credits and other liabilities	35,195	34,316
Total Liabilities	119,685	116,853
Total Stockholders' Equity (See accompanying statements)	42,342	38,867
Total Liabilities and Stockholders' Equity	$162,027	$155,720
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2024	1,098	(1)	$5,446	$14,149	$(59)	$13,750	$(78)	$3,466	$36,674
Consolidated net income (loss)	—	—	—	—	—	1,334	—	(64)	1,270
Other comprehensive income	—	—	—	—	—	—	3	—	3
Stock issued	2	—	7	78	—	—	—	—	85
Stock-based compensation	—	—	—	5	—	—	—	—	5
Dividends of $0.72 per share	—	—	—	—	—	(791)	—	—	(791)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	19	19
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(37)	(37)
Other	—	—	—	(1)	(2)	(2)	—	—	(5)
Balance at March 31, 2025	1,100	(1)	$5,453	$14,231	$(61)	$14,291	$(75)	$3,384	$37,223
Consolidated net income (loss)	—	—	—	—	—	880	—	(27)	853
Other comprehensive income	—	—	—	—	—	—	4	—	4
Stock issued	1	—	5	84	—	—	—	—	89
Stock-based compensation	—	—	—	11	—	—	—	—	11
Dividends of $0.74 per share	—	—	—	—	—	(815)	—	—	(815)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(33)	(33)
Other	—	—	—	6	(1)	1	—	—	6
Balance at June 30, 2025	1,101	(1)	$5,458	$14,332	$(62)	$14,357	$(71)	$3,328	$37,342

Balance at December 31, 2025	1,120	(1)	$5,554	$15,740	$(59)	$14,856	$(75)	$2,851	$38,867
Consolidated net income (loss)	—	—	—	—	—	1,356	—	(18)	1,338
Other comprehensive income	—	—	—	—	—	—	2	—	2
Stock issued	8	—	34	555	—	—	—	—	589
Stock-based compensation	—	—	—	(9)	—	—	—	—	(9)
Dividends of $0.74 per share	—	—	—	—	—	(830)	—	—	(830)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(46)	(46)
Other	—	—	—	(1)	(1)	—	—	(1)	(3)
Balance at March 31, 2026	1,128	(1)	$5,588	$16,285	$(60)	$15,382	$(73)	$2,790	$39,912
Consolidated net income	—	—	—	—	—	1,174	—	14	1,188
Other comprehensive income (loss)	—	—	—	—	—	—	(5)	—	(5)
Change in par value from $5.00 to $0.01	—	—	(5,577)	5,577	—	—	—	—	—
Stock issued	23	—	—	2,116	—	—	—	—	2,116
Stock-based compensation	—	—	—	15	—	—	—	—	15
Dividends of $0.76 per share	—	—	—	—	—	(858)	—	—	(858)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(32)	(32)
Other	—	—	—	5	(1)	2	—	—	6
Balance at June 30, 2026	1,151	(1)	$11	$23,998	$(61)	$15,700	$(78)	$2,772	$42,342

The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$1,710	$1,718	$3,438	$3,441
Wholesale revenues, non-affiliates	85	98	202	189
Wholesale revenues, affiliates	55	36	174	105
Other revenues	113	116	241	245
Total operating revenues	1,963	1,968	4,055	3,980
Operating Expenses:
Fuel	336	337	764	723
Purchased power, non-affiliates	63	54	136	124
Purchased power, affiliates	53	67	126	121
Other operations and maintenance	415	472	808	935
Depreciation and amortization	385	371	766	741
Taxes other than income taxes	118	120	251	250
Total operating expenses	1,370	1,421	2,851	2,894
Operating Income	593	547	1,204	1,086
Other Income and (Expense):
Allowance for equity funds used during construction	18	18	37	36
Interest expense, net of amounts capitalized	(117)	(116)	(232)	(225)
Other income (expense), net	78	47	116	84
Total other income and (expense)	(21)	(51)	(79)	(105)
Earnings Before Income Taxes	572	496	1,125	981
Income taxes	135	115	263	226
Net Income	$437	$381	$862	$755
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Net Income	$437	$381	$862	$755
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $—, and $—, respectively	(2)	—	(2)	—
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	—	1
Total other comprehensive income (loss)	(2)	—	(2)	1
Comprehensive Income	$435	$381	$860	$756
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
	(in millions)
Operating Activities:
Net income	$862	$755
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	867	803
Deferred income taxes	88	116
Pension, postretirement, and other employee benefits	(115)	(89)
Settlement of asset retirement obligations	(114)	(120)
Retail fuel cost under recovery – long-term	(66)	(62)
Other, net	(57)	(44)
Changes in certain current assets and liabilities —
-Receivables	(6)	(94)
-Prepayments	(66)	(89)
-Other current assets	(21)	(8)
-Accounts payable	(277)	(251)
-Accrued taxes	72	25
-Accrued compensation	(111)	(93)
-Customer refunds	2	(110)
-Other current liabilities	20	(61)
Net cash provided from operating activities	1,078	678
Investing Activities:
Property additions	(958)	(1,065)
Contributions in aid of construction	157	31
Nuclear decommissioning trust fund purchases	(307)	(270)
Nuclear decommissioning trust fund sales	307	270
Cost of removal, net of salvage	(95)	(92)
Other investing activities	18	(43)
Net cash used for investing activities	(878)	(1,169)
Financing Activities:
Proceeds —
Senior notes	—	600
Other long-term debt	—	4
Redemptions —
Senior notes	—	(250)
Other long-term debt	(45)	—
Capital contributions from parent company	276	562
Payment of common stock dividends	(601)	(609)
Other financing activities	6	(7)
Net cash provided from (used for) financing activities	(364)	300
Net Change in Cash, Cash Equivalents, and Restricted Cash	(164)	(191)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	566	585
Cash, Cash Equivalents, and Restricted Cash at End of Period	$402	$394
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $11 and $10 capitalized for 2026 and 2025, respectively)	$229	$205
Income taxes, net	217	217
Noncash transactions —
Accrued property additions at end of period	131	116
Right-of-use assets obtained under operating leases	11	7
Right-of-use assets obtained under finance leases	3	1
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$402	$566
Receivables —
Customer accounts	587	470
Unbilled revenues	216	189
Affiliated	120	126
Other accounts and notes	84	113
Accumulated provision for uncollectible accounts	(23)	(23)
Fossil fuel stock	294	303
Materials and supplies	746	732
Prepaid expenses	152	86
Other regulatory assets	372	344
Other current assets	84	80
Total current assets	3,034	2,986
Property, Plant, and Equipment:
In service	40,731	38,915
Less: Accumulated provision for depreciation	14,001	12,816
Plant in service, net of depreciation	26,730	26,099
Other utility plant, net	—	307
Nuclear fuel, at amortized cost	276	290
Construction work in progress	1,386	1,441
Total property, plant, and equipment	28,392	28,137
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,653	1,542
Equity investments in unconsolidated subsidiaries	53	48
Miscellaneous property and investments	123	123
Total other property and investments	1,829	1,713
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	89	86
Deferred charges related to income taxes	263	261
Prepaid pension and other postretirement benefit costs	1,061	1,016
Regulatory assets – asset retirement obligations	1,454	1,518
Other regulatory assets, deferred	2,146	1,982
Other deferred charges and assets	411	425
Total deferred charges and other assets	5,424	5,288
Total Assets	$38,679	$38,124
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$303	$625
Accounts payable —
Affiliated	263	294
Other	422	576
Customer deposits	115	113
Accrued taxes	187	105
Accrued interest	137	134
Accrued compensation	185	275
Asset retirement obligations	261	256
Other regulatory liabilities	58	89
Other current liabilities	148	135
Total current liabilities	2,079	2,602
Long-term Debt	11,670	11,388
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,351	4,209
Deferred credits related to income taxes	1,535	1,585
Accumulated deferred ITCs	105	115
Employee benefit obligations	138	152
Operating lease obligations	80	78
Asset retirement obligations, deferred	3,387	3,423
Other regulatory liabilities, deferred	216	252
Other deferred credits and liabilities	587	326
Total deferred credits and other liabilities	10,399	10,140
Total Liabilities	24,148	24,130
Common Stockholder's Equity (See accompanying statements)	14,531	13,994
Total Liabilities and Stockholder's Equity	$38,679	$38,124
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2024	31	$1,222	$7,657	$4,214	$(5)	$13,088
Net income	—	—	—	375	—	375
Capital contributions from parent company	—	—	527	—	—	527
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(305)	—	(305)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2025	31	$1,222	$8,184	$4,284	$(5)	$13,685
Net income	—	—	—	381	—	381
Capital contributions from parent company	—	—	38	—	—	38
Cash dividends on common stock	—	—	—	(304)	—	(304)
Other	—	—	—	(1)	1	—
Balance at June 30, 2025	31	$1,222	$8,222	$4,360	$(4)	$13,800

Balance at December 31, 2025	31	$1,222	$8,263	$4,512	$(3)	$13,994
Net income	—	—	—	425	—	425
Capital contributions from parent company	—	—	226	—	—	226
Cash dividends on common stock	—	—	—	(301)	—	(301)
Balance at March 31, 2026	31	$1,222	$8,489	$4,636	$(3)	$14,344
Net income	—	—	—	437	—	437
Capital contributions from parent company	—	—	53	—	—	53
Other comprehensive income (loss)	—	—	—	—	(2)	(2)
Cash dividends on common stock	—	—	—	(300)	—	(300)
Other	—	—	—	(1)	—	(1)
Balance at June 30, 2026	31	$1,222	$8,542	$4,772	$(5)	$14,531
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,753	$2,765	$5,391	$5,395
Wholesale revenues	120	107	347	250
Other revenues	260	238	538	503
Total operating revenues	3,133	3,110	6,276	6,148
Operating Expenses:
Fuel	466	476	1,067	1,000
Purchased power, non-affiliates	171	180	329	340
Purchased power, affiliates	184	197	473	461
Other operations and maintenance	667	645	1,341	1,283
Depreciation and amortization	503	512	987	1,015
Taxes other than income taxes	138	173	313	342
Total operating expenses	2,129	2,183	4,510	4,441
Operating Income	1,004	927	1,766	1,707
Other Income and (Expense):
Allowance for equity funds used during construction	104	56	201	104
Interest expense, net of amounts capitalized	(228)	(198)	(431)	(385)
Other income (expense), net	50	58	108	112
Total other income and (expense)	(74)	(84)	(122)	(169)
Earnings Before Income Taxes	930	843	1,644	1,538
Income taxes	151	236	236	334
Net Income	$779	$607	$1,408	$1,204
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Net Income	$779	$607	$1,408	$1,204
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $1, $—, and $1, respectively	—	4	—	2
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	—	1
Total other comprehensive income	—	4	—	3
Comprehensive Income	$779	$611	$1,408	$1,207
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
	(in millions)
Operating Activities:
Net income	$1,408	$1,204
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,128	1,167
Deferred income taxes	25	238
Allowance for equity funds used during construction	(201)	(104)
Pension, postretirement, and other employee benefits	(127)	(128)
Settlement of asset retirement obligations	(147)	(149)
Storm damage cost recovery – long-term	(139)	(238)
Other, net	(23)	(39)
Changes in certain current assets and liabilities —
-Receivables	(210)	(270)
-Retail fuel cost under recovery	210	186
-Materials and supplies	(132)	16
-Other current assets	(36)	(11)
-Accounts payable	48	(396)
-Accrued taxes	(207)	(196)
-Other current liabilities	(20)	55
Net cash provided from operating activities	1,577	1,335
Investing Activities:
Property additions	(4,233)	(3,090)
Contributions in aid of construction	141	99
Nuclear decommissioning trust fund purchases	(687)	(507)
Nuclear decommissioning trust fund sales	687	507
Cost of removal, net of salvage	(194)	(152)
Other investing activities	(26)	(75)
Net cash used for investing activities	(4,312)	(3,218)
Financing Activities:
Increase in notes payable, net	70	285
Proceeds —
Senior notes	1,300	1,600
Short-term borrowings	250	200
FFB loan	1,016	—
Redemptions and repurchases —
Senior notes	(325)	(700)
Short-term borrowings	(250)	—
FFB loan	(43)	(43)
Other long-term debt	(400)	—
Capital contributions from parent company	2,463	1,671
Payment of common stock dividends	(1,287)	(1,105)
Other financing activities	(46)	(49)
Net cash provided from financing activities	2,748	1,859
Net Change in Cash, Cash Equivalents, and Restricted Cash	13	(24)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	59	118
Cash, Cash Equivalents, and Restricted Cash at End of Period	$72	$94
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $61 and $33 capitalized for 2026 and 2025, respectively)	$392	$341
Income taxes, net (excludes credit transfers)	118	25
Noncash transactions —
Accrued property additions at end of period	1,050	699
Right-of-use assets obtained under operating leases	23	28
Right-of-use assets obtained under finance leases	1,400	13
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$72	$59
Receivables —
Customer accounts, net	1,014	993
Unbilled revenues	577	346
Under recovered retail fuel clause revenues	161	310
Joint owner accounts	76	195
Affiliated	95	96
Other accounts and notes	127	61
Fossil fuel stock	364	362
Materials and supplies	1,130	994
Regulatory assets – asset retirement obligations	222	222
Other regulatory assets	500	335
Other current assets	288	285
Total current assets	4,626	4,258
Property, Plant, and Equipment:
In service	63,226	59,458
Less: Accumulated provision for depreciation	16,442	15,957
Plant in service, net of depreciation	46,784	43,501
Nuclear fuel, at amortized cost	626	606
Construction work in progress	8,215	6,764
Total property, plant, and equipment	55,625	50,871
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,457	1,405
Equity investments in unconsolidated subsidiaries	39	40
Miscellaneous property and investments	229	231
Total other property and investments	1,725	1,676
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	881	1,120
Deferred charges related to income taxes	805	660
Prepaid pension costs	1,180	1,099
Deferred under recovered retail fuel clause revenues	151	212
Regulatory assets – asset retirement obligations, deferred	3,360	3,382
Other regulatory assets, deferred	4,034	4,032
Other deferred charges and assets	984	767
Total deferred charges and other assets	11,395	11,272
Total Assets	$73,371	$68,077
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$1,548	$1,370
Notes payable	230	160
Accounts payable —
Affiliated	904	992
Other	1,756	1,728
Customer deposits	277	267
Accrued taxes	471	678
Accrued interest	236	234
Accrued compensation	217	327
Operating lease obligations	132	170
Asset retirement obligations	350	360
Other regulatory liabilities	29	52
Other current liabilities	346	332
Total current liabilities	6,496	6,670
Long-term Debt	22,857	20,122
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,902	4,811
Deferred credits related to income taxes	2,207	2,225
Accumulated deferred ITCs	461	354
Employee benefit obligations	192	189
Operating lease obligations, deferred	761	960
Asset retirement obligations, deferred	5,193	5,167
Other deferred credits and liabilities	682	545
Total deferred credits and other liabilities	14,398	14,251
Total Liabilities	43,751	41,043
Common Stockholder's Equity (See accompanying statements)	29,620	27,034
Total Liabilities and Stockholder's Equity	$73,371	$68,077
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2024	9	$398	$19,708	$3,562	$13	$23,681
Net income	—	—	—	596	—	596
Capital contributions from parent company	—	—	702	—	—	702
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Cash dividends on common stock	—	—	—	(552)	—	(552)
Balance at March 31, 2025	9	$398	$20,410	$3,606	$12	$24,426
Net income	—	—	—	607	—	607
Capital contributions from parent company	—	—	972	—	—	972
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(553)	—	(553)
Other	—	—	—	1	—	1
Balance at June 30, 2025	9	$398	$21,382	$3,661	$16	$25,457

Balance at December 31, 2025	9	$398	$22,416	$4,204	$16	$27,034
Net income	—	—	—	628	—	628
Capital contributions from parent company	—	—	1,500	—	—	1,500
Cash dividends on common stock	—	—	—	(644)	—	(644)
Other	—	—	—	1	—	1
Balance at March 31, 2026	9	$398	$23,916	$4,189	$16	$28,519
Net income	—	—	—	779	—	779
Capital contributions from parent company	—	—	965	—	—	965
Cash dividends on common stock	—	—	—	(643)	—	(643)
Balance at June 30, 2026	9	$398	$24,881	$4,325	$16	$29,620
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$283	$274	$556	$522
Wholesale revenues, non-affiliates	74	62	162	133
Wholesale revenues, affiliates	35	55	131	136
Other revenues	11	9	26	30
Total operating revenues	403	400	875	821
Operating Expenses:
Fuel and purchased power	122	143	328	309
Other operations and maintenance	107	82	194	166
Depreciation and amortization	58	52	113	105
Taxes other than income taxes	36	36	72	69
Total operating expenses	323	313	707	649
Operating Income	80	87	168	172
Other Income and (Expense):
Interest expense, net of amounts capitalized	(21)	(20)	(41)	(40)
Other income (expense), net	9	9	19	16
Total other income and (expense)	(12)	(11)	(22)	(24)
Earnings Before Income Taxes	68	76	146	148
Income taxes	16	17	34	34
Net Income and Comprehensive Income	$52	$59	$112	$114
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
	(in millions)
Operating Activities:
Net income	$112	$114
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	125	115
Deferred income taxes	14	4
Pension, postretirement, and other employee benefits	(9)	(8)
Settlement of asset retirement obligations	(12)	(7)
Other, net	(3)	(7)
Changes in certain current assets and liabilities —
-Receivables	(11)	(26)
-Retail fuel cost under recovery	(14)	(28)
-Fossil fuel stock	—	20
-Other current assets	(8)	8
-Accounts payable	(23)	(22)
-Accrued taxes	(57)	(49)
-Accrued compensation	(21)	(22)
-Wholesale fuel cost over recovery	—	(15)
-Other current liabilities	—	1
Net cash provided from operating activities	93	78
Investing Activities:
Property additions	(185)	(166)
Contributions in aid of construction	4	57
Cost of removal, net of salvage	(18)	(17)
Payments pursuant to LTSAs	(11)	(11)
Other investing activities	1	(8)
Net cash used for investing activities	(209)	(145)
Financing Activities:
Increase in notes payable, net	38	18
Proceeds — Senior notes	75	100
Capital contributions from parent company	97	57
Payment of common stock dividends	(96)	(97)
Other financing activities	(2)	(2)
Net cash provided from financing activities	112	76
Net Change in Cash, Cash Equivalents, and Restricted Cash	(4)	9
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	26	13
Cash, Cash Equivalents, and Restricted Cash at End of Period	$22	$22
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$40	$37
Income taxes, net	23	21
Noncash transactions —
Accrued property additions at end of period	42	30
Right-of-use assets obtained under operating leases	3	—
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$22	$26
Receivables —
Customer accounts, net	60	50
Unbilled revenues	48	44
Under recovered retail fuel clause revenues	55	—
Affiliated	27	26
Other accounts and notes	18	22
Fossil fuel stock	46	46
Materials and supplies	102	101
Other regulatory assets	58	49
Other current assets	14	10
Total current assets	450	374
Property, Plant, and Equipment:
In service	6,111	5,972
Less: Accumulated provision for depreciation	2,020	1,922
Plant in service, net of depreciation	4,091	4,050
Construction work in progress	223	238
Total property, plant, and equipment	4,314	4,288
Other Property and Investments	140	143
Deferred Charges and Other Assets:
Deferred charges related to income taxes	24	25
Prepaid pension costs	162	151
Deferred under recovered retail fuel clause revenues	—	40
Regulatory assets – asset retirement obligations	228	229
Other regulatory assets, deferred	259	255
Accumulated deferred income taxes	59	66
Other deferred charges and assets	81	66
Total deferred charges and other assets	813	832
Total Assets	$5,717	$5,637
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$141	$66
Notes payable	38	—
Accounts payable —
Affiliated	72	70
Other	69	77
Accrued taxes	70	125
Accrued compensation	30	49
Asset retirement obligations	18	21
Other regulatory liabilities	24	20
Other current liabilities	97	92
Total current liabilities	559	520
Long-term Debt	1,720	1,720
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	501	491
Deferred credits related to income taxes	192	211
Employee benefit obligations	66	67
Asset retirement obligations, deferred	97	103
Other cost of removal obligations	103	115
Other regulatory liabilities, deferred	137	141
Other deferred credits and liabilities	40	80
Total deferred credits and other liabilities	1,136	1,208
Total Liabilities	3,415	3,448
Common Stockholder's Equity (See accompanying statements)	2,302	2,189
Total Liabilities and Stockholder's Equity	$5,717	$5,637
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2024	1	$38	$4,791	$(2,745)	$5	$2,089
Net income	—	—	—	55	—	55
Capital contributions from parent company	—	—	51	—	—	51
Cash dividends on common stock	—	—	—	(48)	—	(48)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2025	1	$38	$4,842	$(2,738)	$4	$2,146
Net income	—	—	—	59	—	59
Capital contributions from parent company	—	—	7	—	—	7
Cash dividends on common stock	—	—	—	(49)	—	(49)
Other	—	—	—	1	—	1
Balance at June 30, 2025	1	$38	$4,849	$(2,727)	$4	$2,164

Balance at December 31, 2025	1	$38	$4,871	$(2,724)	$4	$2,189
Net income	—	—	—	60	—	60
Capital contributions from parent company	—	—	90	—	—	90
Cash dividends on common stock	—	—	—	(48)	—	(48)
Balance at March 31, 2026	1	$38	$4,961	$(2,712)	$4	$2,291
Net income	—	—	—	52	—	52
Capital contributions from parent company	—	—	7	—	—	7
Cash dividends on common stock	—	—	—	(48)	—	(48)
Balance at June 30, 2026	1	$38	$4,968	$(2,708)	$4	$2,302
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$439	$424	$1,016	$870
Wholesale revenues, affiliates	92	114	192	229
Other revenues	4	8	8	14
Total operating revenues	535	546	1,216	1,113
Operating Expenses:
Fuel	129	147	383	355
Purchased power	36	31	94	59
Other operations and maintenance	139	135	278	257
Depreciation and amortization	280	177	558	329
Taxes other than income taxes	13	13	25	25
Total operating expenses	597	503	1,338	1,025
Operating Income (Loss)	(62)	43	(122)	88
Other Income and (Expense):
Interest expense, net of amounts capitalized	(28)	(24)	(55)	(50)
Other income (expense), net	2	3	4	6
Total other income and (expense)	(26)	(21)	(51)	(44)
Earnings (Loss) Before Income Taxes	(88)	22	(173)	44
Income taxes (benefit)	(77)	(2)	(147)	(3)
Net Income (Loss)	(11)	24	(26)	47
Net income (loss) attributable to noncontrolling interests	14	(27)	(4)	(91)
Net Income (Loss) Attributable to Southern Power	$(25)	$51	$(22)	$138
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Net Income (Loss)	$(11)	$24	$(26)	$47
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(2), $11, $(5), and $17, respectively	(7)	35	(14)	52
Reclassification adjustment for amounts included in net income, net of tax of $1, $(10), $4. and $(15), respectively	4	(33)	13	(48)
Total other comprehensive income (loss)	(3)	2	(1)	4
Comprehensive Income (Loss)	(14)	26	(27)	51
Comprehensive income (loss) attributable to noncontrolling interests	14	(27)	(4)	(91)
Comprehensive Income (Loss) Attributable to Southern Power	$(28)	$53	$(23)	$142
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
	(in millions)
Operating Activities:
Net income (loss)	$(26)	$47
Adjustments to reconcile net income (loss) to net cash provided from operating activities —
Depreciation and amortization, total	568	340
Deferred income taxes	(75)	(2)
Utilization of federal tax credit carryforward	130	—
Amortization of ITCs	(29)	(29)
Loss on damaged equipment	22	—
Other, net	(9)	(18)
Changes in certain current assets and liabilities —
-Receivables	(47)	(69)
-Income taxes receivable	(39)	(2)
-Other current assets	(24)	2
-Accounts payable	(19)	(20)
-Accrued compensation	(11)	(11)
-Other current liabilities	8	(6)
Net cash provided from operating activities	449	232
Investing Activities:
Property additions	(399)	(392)
Payments pursuant to LTSAs	(28)	(26)
Other investing activities	10	—
Net cash used for investing activities	(417)	(418)
Financing Activities:
Increase (decrease) in notes payable, net	(135)	201
Proceeds — Senior notes	600	—
Redemptions — Senior notes	(564)	—
Capital contributions from parent company	465	146
Capital contributions from noncontrolling interests	4	23
Distributions to noncontrolling interests	(76)	(66)
Payment of common stock dividends	(143)	(139)
Other financing activities	(10)	(4)
Net cash provided from financing activities	141	161
Net Change in Cash, Cash Equivalents, and Restricted Cash	173	(25)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	105	168
Cash, Cash Equivalents, and Restricted Cash at End of Period	$278	$143
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $21 and $8 capitalized for 2026 and 2025, respectively)	$61	$59
Income taxes, net (excludes credit transfers)	(61)	52
Noncash transactions —
Accrued property additions at end of period	66	60
Right-of-use assets obtained under operating leases	—	2
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$278	$105
Receivables —
Customer accounts, net	193	151
Affiliated	42	35
Other	52	16
Materials and supplies	136	132
Prepaid income taxes	52	8
Other current assets	61	81
Total current assets	814	528
Property, Plant, and Equipment:
In service	15,339	15,034
Less: Accumulated provision for depreciation	5,564	5,214
Plant in service, net of depreciation	9,775	9,820
Construction work in progress	944	1,080
Total property, plant, and equipment	10,719	10,900
Other Property and Investments:
Intangible assets, net of amortization of $198 and $188, respectively	194	203
Net investment in sales-type leases	133	137
Total other property and investments	327	340
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	474	479
Prepaid LTSAs	198	170
Other deferred charges and assets	248	240
Total deferred charges and other assets	920	889
Total Assets	$12,780	$12,657
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At June 30, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$—	$587
Notes payable	—	138
Accounts payable —
Affiliated	76	88
Other	101	93
Accrued taxes	21	9
Accrued interest	32	38
Operating lease obligations	31	31
Other current liabilities	75	92
Total current liabilities	336	1,076
Long-term Debt	2,950	2,353
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	655	579
Accumulated deferred ITCs	1,354	1,383
Operating lease obligations, deferred	505	510
Other deferred credits and liabilities	238	235
Total deferred credits and other liabilities	2,752	2,707
Total Liabilities	6,038	6,136
Total Stockholders' Equity (See accompanying statements)	6,742	6,521
Total Liabilities and Stockholders' Equity	$12,780	$12,657
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder's Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2024	$1,306	$1,912	$(2)	$3,216	$3,466	$6,682
Net income (loss)	—	87	—	87	(64)	23
Capital contributions from parent company	130	—	—	130	—	130
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(70)	—	(70)	—	(70)
Capital contributions from noncontrolling interests	—	—	—	—	19	19
Distributions to noncontrolling interests	—	—	—	—	(37)	(37)
Balance at March 31, 2025	$1,436	$1,929	$—	$3,365	$3,384	$6,749
Net income (loss)	—	51	—	51	(27)	24
Capital contributions from parent company	16	—	—	16	—	16
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(69)	—	(69)	—	(69)
Capital contributions from noncontrolling interests	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	(33)	(33)
Other	—	(1)	—	(1)	—	(1)
Balance at June 30, 2025	$1,452	$1,910	$2	$3,364	$3,328	$6,692

Balance at December 31, 2025	$1,912	$1,758	$—	$3,670	$2,851	$6,521
Net income (loss)	—	4	—	4	(18)	(14)
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(72)	—	(72)	—	(72)
Capital contributions from noncontrolling interests	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	(46)	(46)
Other	(1)	1	—	—	(1)	(1)
Balance at March 31, 2026	$1,911	$1,691	$2	$3,604	$2,790	$6,394
Net income (loss)	—	(25)	—	(25)	14	(11)
Capital contributions from parent company	465	—	—	465	—	465
Other comprehensive income (loss)	—	—	(3)	(3)	—	(3)
Cash dividends on common stock	—	(71)	—	(71)	—	(71)
Distributions to noncontrolling interests	—	—	—	—	(32)	(32)
Other	1	(1)	—	—	—	—
Balance at June 30, 2026	$2,377	$1,594	$(1)	$3,970	$2,772	$6,742
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $25, $27, $95, and $90, respectively)	$966	$979	$3,157	$2,818
Total operating revenues	966	979	3,157	2,818
Operating Expenses:
Cost of natural gas	177	255	1,103	929
Other operations and maintenance	341	301	683	617
Depreciation and amortization	185	172	369	341
Taxes other than income taxes	61	61	166	158
Total operating expenses	764	789	2,321	2,045
Operating Income	202	190	836	773
Other Income and (Expense):
Earnings from equity method investments	32	23	78	62
Interest expense, net of amounts capitalized	(101)	(92)	(206)	(183)
Other income (expense), net	25	18	41	34
Total other income and (expense)	(44)	(51)	(87)	(87)
Earnings Before Income Taxes	158	139	749	686
Income taxes	32	33	176	162
Net Income	$126	$106	$573	$524
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Net Income	$126	$106	$573	$524
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $(1), $(2), $1, and $2, respectively	(3)	(6)	2	6
Reclassification adjustment for amounts included in net income, net of tax of $1, $—, $(2), and $—, respectively	2	(1)	(4)	—
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	(1)	(1)
Total other comprehensive income (loss)	(1)	(7)	(3)	5
Comprehensive Income	$125	$99	$570	$529
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025
	(in millions)
Operating Activities:
Net income	$573	$524
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	366	338
Deferred income taxes	89	67
Other, net	40	26
Changes in certain current assets and liabilities —
-Receivables	427	209
-Natural gas for sale, net of temporary LIFO liquidation	197	233
-Other current assets	(12)	37
-Accounts payable	(152)	(105)
-Accrued compensation	(39)	(44)
-Natural gas cost over recovery	34	(87)
-Other current liabilities	(15)	12
Net cash provided from operating activities	1,508	1,210
Investing Activities:
Property additions	(799)	(704)
Contributions in aid of construction	11	27
Cost of removal, net of salvage	(39)	(42)
Change in construction payables, net	26	15
Capital contributions to unconsolidated subsidiaries	(93)	(31)
Other investing activities	5	—
Net cash used for investing activities	(889)	(735)
Financing Activities:
Increase (decrease) in notes payable, net	(190)	16
Proceeds — Other long-term debt	500	—
Redemptions —
Senior notes	(350)	—
First mortgage bonds	(100)	—
Return of capital to parent company	—	(23)
Capital contributions from parent company	22	22
Payment of common stock dividends	(281)	(297)
Other financing activities	(17)	(12)
Net cash used for financing activities	(416)	(294)
Net Change in Cash, Cash Equivalents, and Restricted Cash	203	181
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	15	44
Cash, Cash Equivalents, and Restricted Cash at End of Period	$218	$225
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $7 and $9 capitalized for 2026 and 2025, respectively)	$201	$185
Income taxes, net	55	66
Noncash transactions —
Accrued property additions at end of period	138	101
Right-of-use assets obtained under operating leases	1	60
Return of capital to parent company	—	33
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At June 30, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$214	$15
Receivables —
Customer accounts	326	490
Unbilled revenues	85	341
Other accounts and notes	61	57
Accumulated provision for uncollectible accounts	(65)	(50)
Materials and supplies	61	62
Natural gas for sale	198	396
Prepaid expenses	35	26
Other regulatory assets	117	114
Other current assets	49	66
Total current assets	1,081	1,517
Property, Plant, and Equipment:
In service	24,726	24,098
Less: Accumulated depreciation	6,489	6,273
Plant in service, net of depreciation	18,237	17,825
Construction work in progress	969	863
Total property, plant, and equipment	19,206	18,688
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,254	1,182
Other intangible assets, net of amortization of $181 and $179, respectively	1	3
Miscellaneous property and investments	25	24
Total other property and investments	6,295	6,224
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	80	85
Prepaid pension and other postretirement benefit costs	301	229
Other regulatory assets, deferred	508	517
Other deferred charges and assets	133	127
Total deferred charges and other assets	1,022	958
Total Assets	$27,604	$27,387
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At June 30, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$80	$531
Notes payable	235	425
Accounts payable —
Affiliated	75	70
Other	439	553
Customer deposits	75	75
Accrued taxes	111	107
Accrued interest	102	100
Accrued compensation	98	137
Natural gas cost over recovery	191	158
Other regulatory liabilities	36	36
Other current liabilities	96	110
Total current liabilities	1,538	2,302
Long-term Debt	9,224	8,743
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,059	1,971
Deferred credits related to income taxes	667	681
Employee benefit obligations	135	78
Operating lease obligations	120	123
Other cost of removal obligations	1,981	1,921
Accrued environmental remediation	201	207
Other deferred credits and liabilities	238	234
Total deferred credits and other liabilities	5,401	5,215
Total Liabilities	16,163	16,260
Common Stockholder's Equity (See accompanying statements)	11,441	11,127
Total Liabilities and Stockholder's Equity	$27,604	$27,387
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2024	$10,863	$85	$48	$10,996
Net income	—	418	—	418
Return of capital to parent company	(56)	—	—	(56)
Capital contributions from parent company	3	—	—	3
Other comprehensive income	—	—	12	12
Cash dividends on common stock	—	(149)	—	(149)
Other	—	1	—	1
Balance at March 31, 2025	$10,810	$355	$60	$11,225
Net income	—	106	—	106
Capital contributions from parent company	23	—	—	23
Other comprehensive income (loss)	—	—	(7)	(7)
Cash dividends on common stock	—	(148)	—	(148)
Other	—	(1)	—	(1)
Balance at June 30, 2025	$10,833	$312	$53	$11,198

Balance at December 31, 2025	$10,854	$222	$51	$11,127
Net income	—	447	—	447
Capital contributions from parent company	1	—	—	1
Other comprehensive income (loss)	—	—	(2)	(2)
Cash dividends on common stock	—	(141)	—	(141)
Other	—	1	—	1
Balance at March 31, 2026	$10,855	$529	$49	$11,433
Net income	—	126	—	126
Capital contributions from parent company	24	—	—	24
Other comprehensive income (loss)	—	—	(1)	(1)
Cash dividends on common stock	—	(140)	—	(140)
Other	—	(1)	—	(1)
Balance at June 30, 2026	$10,879	$514	$48	$11,441
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2025 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended June 30, 2026 and 2025. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
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
Goodwill and Other Intangible Assets
Goodwill at both June 30, 2026 and December 31, 2025 was as follows:

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At June 30, 2026			At December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$212	$(192)	$20	$212	$(189)	$23
Trade names	64	(64)	—	64	(64)	—
PPA fair value adjustments	390	(198)	192	390	(188)	202
Other	3	(3)	—	3	(3)	—
Total subject to amortization	$669	$(457)	$212	$669	$(444)	$225
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$744	$(457)	$287	$744	$(444)	$300

Southern Power(*)
PPA fair value adjustments	$390	$(198)	$192	$390	$(188)	$202

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(155)	$1	$156	$(153)	$3
Trade names	26	(26)	—	26	(26)	—
Total other intangible assets	$182	$(181)	$1	$182	$(179)	$3
(*)All subject to amortization.
Amortization associated with other intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Southern Company(a)	$7	$8	$13	$16
Southern Power(b)	5	5	10	10
Southern Company Gas
Gas marketing services	1	1	2	3
(a)Includes $5 million for the three months ended June 30, 2026 and 2025 and $10 million for the six months ended June 30, 2026 and 2025 recorded as a reduction to operating revenues.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company	Southern Company Gas
	(in millions)
At June 30, 2026
Cash and cash equivalents	$2,984	$214
Restricted cash(a):
Other current assets	5	4
Total cash, cash equivalents, and restricted cash(b)	$2,990	$218

At December 31, 2025
Cash and cash equivalents	$1,639	$15
Restricted cash(a):
Other current assets	1	—
Total cash, cash equivalents, and restricted cash(b)	$1,640	$15
(a)For Southern Company Gas, reflects funds held to support letters of credit. For Southern Company, also reflects collateral of $1 million for life insurance and long-term disability insurance, which was included at Southern Holdings.
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
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrements that occurred during the year have been restored as of June 30, 2026.
Asset Retirement Obligations
See BUSINESS – "Regulation – Federal Power Act" in Item 1 and Note 6 to the financial statements in Item 8 of the Form 10-K for additional information.
On April 16, 2026, the FERC issued a surrender order for Georgia Power's Langdale and Riverview hydroelectric projects, which includes dam removal obligations and other post-dam removal activities. As a result, in June 2026, Georgia Power recorded AROs of $46 million.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(B) REGULATORY MATTERS
See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information relating to regulatory matters.
The recovery balances for retail fuel and storm/property damage for the traditional electric operating companies and natural gas cost for Southern Company Gas at June 30, 2026 and December 31, 2025 were as follows:

Recovery/Regulatory Clause	Balance Sheet Location	At June 30, 2026	At December 31, 2025
		(in millions)
Alabama Power
Rate ECR	Other regulatory assets, current	$7	$—
	Other regulatory assets, deferred	212	146
NDR	Other regulatory liabilities, deferred	29	60
Georgia Power
Fuel cost recovery	Receivables – under recovered retail fuel clause revenues	$161	$310
	Deferred under recovered retail fuel clause revenues	151	212
Storm damage recovery	Other regulatory assets, current	187	31
	Other regulatory assets, deferred	784	880
Mississippi Power
Fuel cost recovery(*)	Receivables – under recovered retail fuel clause revenues	$55	$—
	Deferred under recovered retail fuel clause revenues	—	40
Property damage reserve	Other regulatory liabilities, deferred	56	57
Southern Company Gas
Natural gas cost recovery	Natural gas cost over recovery	$191	$158
(*)Mississippi Power also has wholesale MRA and Market Based (MB) fuel cost recovery factors. At June 30, 2026 and December 31, 2025, wholesale MRA fuel cost under recovery was $10 million and $6 million, respectively, and was included in customer accounts receivable, net on Mississippi Power's balance sheets. The wholesale MB fuel cost recovery was immaterial for both periods presented.
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
Reliability Reserve Accounting Order
In accordance with the notification provided to the Alabama PSC through its annual Rate RSE filing indicating plans to use $60 million of the reliability reserve, Alabama Power utilized $40 million of its reliability reserve during the first six months of 2026 for reliability-related transmission, distribution, and generation expenses. At June 30, 2026, Alabama Power's reliability reserve balance was $144 million.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Georgia Power
Integrated Resource Plans
Certification Requests
On March 25, 2026, Georgia Interfaith Power & Light, Park Avenue Baptist Church, Unitarian Universalist Church of Savannah, Sierra Club, Adrien Webber, and Southern Alliance for Clean Energy filed a petition with the Fulton County Superior Court appealing the Georgia PSC's December 19, 2025 approval of Georgia Power's request for certification of resources totaling 9,885 MWs (2025 All-Source Certification). The petition requests a reversal of the 2025 All-Source Certification, including a decertification of at least 757 MWs of resources. Georgia Power intervened in the proceeding, and both the Georgia PSC and Georgia Power filed motions to dismiss on April 24, 2026 and June 23, 2026, respectively. Georgia Power believes the appeal has no merit; however, the ultimate outcome of this matter cannot be determined at this time.
On June 2, 2026, the FERC approved two affiliate PPAs with Southern Power procured under the 2022 IRP. These affiliate PPAs began in June 2026 with capacities of 638 MWs and 74 MWs. See Note (F) under "Georgia Power Lease Modification" for additional information.
2025 IRP
Pursuant to the final order for Georgia Power's 2025 IRP, on June 9, 2026, Georgia Power initiated a request for proposals for 2,000 MWs to 6,000 MWs of capacity resources with projected CODs or delivery commencement dates in 2032 and 2033.
Fuel Cost Recovery
On each of March 13, 2026, April 15, 2026, and May 14, 2026, Georgia Power filed an Interim Fuel Rider (IFR) notification and plan informing the Georgia PSC that Georgia Power's under recovered fuel balance accumulated since May 31, 2023 exceeded $200 million, as established in a Georgia PSC stipulation approved in 2023, as of February 28, 2026, March 31, 2026, and April 30, 2026, respectively. Georgia Power did not propose a fuel cost recovery rate change pursuant to these IFR notifications and plans.
On May 28, 2026, the Georgia PSC approved a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors to decrease annual fuel billings by 12.9%, or approximately $394 million, effective June 1, 2026. Under the approved stipulation, Georgia Power is required to file for an adjustment to its fuel cost recovery rates under an IFR prior to the next fuel case, subject to a maximum 40% cumulative change, if its under or over recovered fuel balance accumulated since May 31, 2026 exceeds $300 million. Within 30 days of the filing, the Georgia PSC will approve, modify, or reject any proposed fuel cost recovery rate adjustment. Georgia Power is scheduled to file its next fuel case no later than February 28, 2029. Changes in fuel rates have no significant effect on Georgia Power's net income but impact the related operating cash flows.
Storm Damage Recovery
On May 28, 2026, the Georgia PSC approved a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors regarding Georgia Power's recovery of storm restoration costs. Under the stipulation, the Georgia PSC approved the following:
•Recovery of $31 million annually for storm restoration costs incurred after December 31, 2025.
•Recovery of Georgia Power's adjusted regulatory asset balance totaling $869 million, as determined through the proceedings and stipulation, related to storm damage as of December 31, 2025 over a period of 67 months from June 1, 2026 through December 31, 2031, or $156 million annually.
Additionally, the stipulation provided for the treatment of the Internal Revenue Code §45U PTCs generated from Georgia Power's nuclear generating facilities in 2024 and 2025, in which Georgia Power agreed to use $77 million of these tax credits for the benefit of customers.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Construction
At June 30, 2026, Georgia Power had recorded approximately $4.4 billion of combined capital costs, excluding AFUDC, for the projects reflected in the table below approved by the Georgia PSC through the 2023 IRP Update and certification requests in September and December 2025 authorized through its 2022 IRP. The total certified amounts related to these projects are approximately $19.5 billion, excluding AFUDC. The ultimate outcome of these matters cannot be determined at this time.

Resource/Project	Approximate Nameplate Capacity (MW)	Actual/Projected COD
Projects Under Construction at June 30, 2026
Battery Energy Storage
McGrau Ford Phase 2	265	Third quarter 2026
McGrau Ford Phase 1	265	Fourth quarter 2026
Hammond Phase 1	58	Fourth quarter 2026
Hammond Phase 2	193	Fourth quarter 2030
Twiggs County	200	Fourth quarter 2027
Wadley	260	Fourth quarter 2027
Bowen Phase 1	250	Fourth quarter 2028
Bowen Phase 2	250	Fourth quarter 2029
South Hall	250	Fourth quarter 2028
Wansley	500	Fourth quarter 2028
Yates Phase 1	320	Fourth quarter 2028
Yates Phase 2	250	Fourth quarter 2028
Thomson	500	Fourth quarter 2029
McIntosh	250	Fourth quarter 2030
Solar with Battery Energy Storage
Laurens County	200	Fourth quarter 2028
Plant Mitchell	150	Fourth quarter 2028
Combined Cycle
Plant Bowen Unit 7	741	Fourth quarter 2029
Plant Bowen Unit 8	741	Second quarter 2030
Plant Wansley Unit 10	727	Fourth quarter 2029
Plant Wansley Unit 11	727	Second quarter 2030
Plant McIntosh Unit 12	757	Fourth quarter 2030
Combustion Turbine
Plant Yates Unit 8(*)	442	Fourth quarter 2026
Plant Yates Unit 9(*)	442	Second quarter 2027
Plant Yates Unit 10(*)	442	Third quarter 2027
Projects Completed During the Six Months Ended June 30, 2026
Battery Energy Storage
Robins	128	March 2026
Moody	50	April 2026
(*)Pursuant to the 2023 IRP Update, cost recovery over the certified amount is limited.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Mississippi Power
Performance Evaluation Plan
On June 18, 2026, the Mississippi PSC approved Mississippi Power's annual retail PEP Evaluation Report for 2026, resulting in an annual increase in revenues of approximately 1.8%, or $20 million, primarily due to increases in investment and depreciation. In accordance with the PEP rate schedule, the increase became effective with the first billing cycle of January 2026.
Integrated Resource Plans
On March 9, 2026, in compliance with its IRP requirements, Mississippi Power submitted its mid-point update to its 2024 IRP to the Mississippi PSC, indicating that the retirement dates of Plant Daniel Unit 2 and Plant Watson Unit 4 will extend beyond 2028.
On July 7, 2026, the Mississippi PSC approved a request from Mississippi Power to convert either Plant Daniel Unit 1 or Unit 2 from a coal-fired unit to a natural gas-fired unit. Conversion of the declared unit is projected to be completed in 2029.
The remaining net book value of Plant Daniel Units 1 and 2 was approximately $481 million at June 30, 2026, and Mississippi Power is continuing to depreciate these units using approved rates. Until a unit is declared to be converted, Mississippi Power is unable to determine what portion of the net book value will remain in service upon a unit conversion. Mississippi Power expects to reclassify the remaining net book value of assets no longer in service upon a unit conversion or retirement to a regulatory asset to be amortized over a period to be determined by the Mississippi PSC in future proceedings, consistent with a 2020 order. The ultimate outcome of this matter cannot be determined at this time.
Environmental Compliance Overview Plan
On April 14, 2026, the Mississippi PSC approved Mississippi Power's annual ECO Plan filing for 2026, resulting in a $2 million annual increase in revenues effective with the first billing cycle of May 2026.
Ad Valorem Tax Adjustment
On June 12, 2026, Mississippi Power submitted its annual ad valorem tax adjustment filing for 2026 to the Mississippi PSC, which requested a $7 million annual increase in revenues. The ultimate outcome of this matter cannot be determined at this time.
System Restoration Rider
On June 18, 2026, the Mississippi PSC approved Mississippi Power's annual SRR filing for 2026, with no change in retail rates. Mississippi Power's minimum annual SRR accrual increased from $13.5 million to $13.7 million.
Reliability Reserve Accounting Order
On March 16, 2026, through its annual PEP Evaluation Report, Mississippi Power notified the Mississippi PSC of its intent to use a portion of its $59 million retail reliability reserve balance during 2026. On June 18, 2026, the Mississippi PSC approved the annual PEP filing which allowed for the use of approximately $7 million of the reliability reserve balance, which Mississippi Power utilized for reliability-related generation, transmission, and distribution expenses during the first six months of 2026. At June 30, 2026, Mississippi Power's retail reliability reserve balance was $52 million. See "Performance Evaluation Plan" herein for information regarding Mississippi Power's annual PEP filing.
Excess Accumulated Deferred Income Tax Accounting Order
On June 18, 2026, the Mississippi PSC approved approximately $21 million associated with certain federal excess accumulated deferred income taxes resulting from the Tax Reform Legislation to be credited back to customers over an 18-month period starting with the first billing cycle of July 2026.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
Rate Proceedings
On June 16, 2026, in connection with Nicor Gas' 2023 general base rate case proceeding, the Illinois Appellate Court determined that the Illinois Commission did not provide sufficient support for its disallowance of $43 million of Nicor Gas' planned capital investments that were expected to be completed by December 31, 2024. As the disallowance related to planned capital investments for which costs had not yet been incurred, it was not included in the pre-tax charge to income recorded in 2023. This matter remains subject to further proceedings before the Illinois Commission and had no impact on the current period financial statements.
On July 21, 2026, Nicor Gas filed a petition for leave to appeal with the Illinois Supreme Court related to the capital structure approved in Nicor Gas' 2023 general base rate case proceeding. The Illinois Supreme Court is expected to rule on the petition on September 30, 2026.
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
Southern Company
In July 2025, a purported class action complaint was filed in the U.S. District Court for the District of Maryland against two nuclear consulting companies and all U.S. commercial nuclear power operators, or affiliated entities, including Southern Company. The purported class of plaintiffs includes all persons employed in nuclear power generation by the defendants, including nuclear operators, nuclear engineers, and nuclear technicians, from May 1, 2003 to the present. The complaint alleges that, since at least May 2003, the nuclear power industry conspired to fix and suppress employee compensation for nuclear power generation employees in violation of federal antitrust law. Although not named as defendants, other entities are accused of having participated in the conspiracy alleged by the plaintiffs. The plaintiffs seek to recover, among other relief, unspecified monetary damages, including treble damages and attorneys' fees, and injunctive relief. In October 2025, Southern Company moved to dismiss the complaint. In November 2025, the plaintiffs filed an amended complaint naming Southern Nuclear, among others, as a defendant. In December 2025, Southern Company and Southern Nuclear filed a motion to dismiss the amended complaint. An adverse outcome could have a material impact on Southern Company's financial statements.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Later in 2022, Alabama Power filed a motion to dismiss the case. In 2024, the lawsuit was dismissed without prejudice by the U.S. District Court judge. Later in 2024, the U.S. District Court judge denied a motion to reconsider filed by the plaintiff, and the plaintiff filed a notice of appeal in the U.S. Court of Appeals for the Eleventh Circuit challenging the denial of the motion to reconsider the order of dismissal. On May 18, 2026, the U.S. Court of Appeals for the Eleventh Circuit overturned the dismissal and remanded the case to the U.S. District Court for further proceedings.
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
In July 2025, Coosa Riverkeeper filed a citizen suit in the U.S. District Court for the Northern District of Alabama alleging that Alabama Power's closure of the Plant Gadsden surface impoundment utilizing a closure-in-place methodology violates the RCRA and regulations governing CCR. Among other relief requested, Coosa Riverkeeper seeks declaratory judgment that Alabama Power is in violation of the RCRA and regulations governing CCR, and preliminary and injunctive relief to require Alabama Power to close the CCR unit and operate a groundwater monitoring system in a different manner to satisfy the RCRA and the regulations governing CCR requirements. In September 2025, Alabama Power filed a motion to dismiss the citizen suit.
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
Georgia Power's environmental remediation liability was $15 million and $14 million at June 30, 2026 and December 31, 2025, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $215 million and $227 million at June 30, 2026 and December 31, 2025, respectively, based on the estimated cost of environmental investigation and remediation at known former manufactured gas plant operating sites.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table disaggregates revenue from contracts with customers for the three and six months ended June 30, 2026 and 2025:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2026
Operating revenues
Retail electric revenues
Residential	$2,007	$720	$1,208	$79	$—	$—
Commercial	1,757	501	1,166	90	—	—
Industrial	1,021	441	471	109	—	—
Other	29	3	24	2	—	—
Total retail electric revenues	4,814	1,665	2,869	280	—	—
Natural gas distribution revenues
Residential	353	—	—	—	—	353
Commercial	89	—	—	—	—	89
Transportation	358	—	—	—	—	358
Industrial	6	—	—	—	—	6
Other	67	—	—	—	—	67
Total natural gas distribution revenues	873	—	—	—	—	873
Wholesale electric revenues
PPA energy revenues	301	47	40	8	218	—
PPA capacity revenues	145	18	32	25	89	—
Non-PPA revenues	64	55	19	80	43	—
Total wholesale electric revenues	510	120	91	113	350	—
Other natural gas revenues
Gas marketing services	73	—	—	—	—	73
Other	2	—	—	—	—	2
Total other natural gas revenues	75	—	—	—	—	75
Other revenues	450	62	212	11	4	—
Total revenue from contracts with customers	6,722	1,847	3,172	404	354	948
Other revenue sources(*)	255	116	(39)	(1)	181	18
Total operating revenues	$6,977	$1,963	$3,133	$403	$535	$966

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2026
Operating revenues
Retail electric revenues
Residential	$4,010	$1,493	$2,358	$159	$—	$—
Commercial	3,419	978	2,269	172	—	—
Industrial	1,962	855	909	198	—	—
Other	61	6	50	5	—	—
Total retail electric revenues	9,452	3,332	5,586	534	—	—
Natural gas distribution revenues
Residential	1,380	—	—	—	—	1,380
Commercial	342	—	—	—	—	342
Transportation	798	—	—	—	—	798
Industrial	30	—	—	—	—	30
Other	213	—	—	—	—	213
Total natural gas distribution revenues	2,763	—	—	—	—	2,763
Wholesale electric revenues
PPA energy revenues	796	93	104	11	610	—
PPA capacity revenues	294	36	76	46	172	—
Non-PPA revenues	156	175	63	250	88	—
Total wholesale electric revenues	1,246	304	243	307	870	—
Other natural gas revenues
Gas marketing services	355	—	—	—	—	355
Other	4	—	—	—	—	4
Total other natural gas revenues	359	—	—	—	—	359
Other revenues	945	140	449	26	8	—
Total revenue from contracts with customers	14,765	3,776	6,278	867	878	3,122
Other revenue sources(*)	609	279	(2)	8	338	35
Total operating revenues	$15,374	$4,055	$6,276	$875	$1,216	$3,157

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at June 30, 2026 and December 31, 2025:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At June 30, 2026	$3,155	$860	$1,549	$122	$136	$448
At December 31, 2025	3,139	716	1,278	115	132	864
Contract Assets
At June 30, 2026	$354	$—	$189	$4	$—	$67
At December 31, 2025	294	3	160	—	—	67
Contract Liabilities
At June 30, 2026	$329	$7	$123	$—	$1	$—
At December 31, 2025	213	6	75	—	2	—
Contract assets for Georgia Power primarily relate to unregulated service agreements, where payment is contingent on project completion, and retail customer fixed bill programs, where payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas received cash advances totaling approximately $68 million from a third-party financial institution to fund work performed. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information regarding the construction contract. At June 30, 2026 and December 31, 2025, Southern Company's unregulated distributed generation business had contract assets of $92 million and $63 million, respectively, and contract liabilities of $199 million and $132 million, respectively, for outstanding performance obligations, all of which are expected to be satisfied within one year.
Revenues recognized in the three and six months ended June 30, 2026, which were included in contract liabilities at December 31, 2025, were $26 million and $80 million, respectively, for Southern Company, $7 million and $18 million, respectively, for Georgia Power, and immaterial for the other Registrants. Contract liabilities are primarily classified as current on the balance sheets as the corresponding revenues are generally expected to be recognized within one year.
Remaining Performance Obligations
Southern Company's subsidiaries may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at June 30, 2026 are expected to be recognized as follows:

	2026 (remaining)	2027	2028	2029	2030	Thereafter
	(in millions)
Southern Company	$668	$826	$472	$413	$416	$3,130
Alabama Power	7	5	4	3	1	6
Georgia Power	37	69	46	22	22	146
Mississippi Power(*)	33	69	73	12	—	—
Southern Power(*)	184	349	389	393	393	2,978
Southern Company Gas	28	24	—	—	—	—
(*)Includes performance obligations related to affiliate PPAs with Georgia Power. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information.
Lease Income
Lease income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2026
Lease income - interest income on sales-type leases	$5	$—	$—	$3	$2	$—
Lease income - operating leases	34	3	7	1	27	9
Variable lease income	125	—	—	—	136	—
Total lease income	$164	$3	$7	$4	$165	$9

Six Months Ended June 30, 2026
Lease income - interest income on sales-type leases	$12	$—	$—	$7	$4	$—
Lease income - operating leases	69	6	15	2	64	18
Variable lease income	204	—	—	—	223	—
Total lease income	$285	$6	$15	$9	$291	$18

Three Months Ended June 30, 2025
Lease income - interest income on sales-type leases	$6	$—	$—	$4	$2	$—
Lease income - operating leases	33	2	7	1	37	9
Variable lease income	125	—	—	—	136	—
Total lease income	$164	$2	$7	$5	$175	$9

Six Months Ended June 30, 2025
Lease income - interest income on sales-type leases	$11	$—	$—	$7	$4	$—
Lease income - operating leases	66	3	14	1	73	18
Variable lease income	207	1	—	—	225	—
Total lease income	$284	$4	$14	$8	$302	$18
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
Southern Company
At June 30, 2026 and December 31, 2025, Southern Holdings had equity method investments totaling $156 million and $124 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. The net earnings (losses) from these investments totaled $45 million and $(14) million for the three months ended June 30, 2026 and 2025, respectively, and $48 million and $(20) million for the six months ended June 30, 2026 and 2025, respectively.
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
SP Solar
At June 30, 2026 and December 31, 2025, SP Solar had total assets of $5.1 billion and $5.2 billion, respectively, total liabilities of $364 million and $360 million, respectively, and noncontrolling interests of $907 million and $918 million, respectively. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to the limited partner in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
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
At June 30, 2026 and December 31, 2025, the other VIEs had total assets of $1.5 billion and $1.6 billion, respectively, total liabilities of $259 million and $236 million, respectively, and noncontrolling interests of $563 million and $617 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
The carrying amounts of Southern Company Gas' equity method investments at June 30, 2026 and December 31, 2025 were as follows:

Investment Balance	At June 30, 2026	At December 31, 2025
	(in millions)
SNG	$1,220	$1,148
Other	34	34
Total	$1,254	$1,182
The earnings from Southern Company Gas' equity method investment in SNG were $32 million and $23 million for the three months ended June 30, 2026 and 2025, respectively, and $77 million and $62 million for the six months ended June 30, 2026 and 2025, respectively. The earnings from Southern Company Gas' other equity method investments were immaterial for all periods presented.
(F) FINANCING AND LEASES
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At June 30, 2026, committed credit arrangements with banks were as follows:

	Expires
Company	2026	2027	2028	2029	2031	Total	Unused	Expires within One Year
	(in millions)
Southern Company parent(a)	$—	$—	$500	$—	$2,500	$3,000	$2,999	$—
Alabama Power(b)	15	—	—	650	700	1,365	1,365	15
Georgia Power(c)	—	—	—	—	2,050	2,050	2,042	—
Mississippi Power(a)	—	—	—	125	150	275	275	—
Southern Power(a)(d)	—	—	—	—	600	600	600	—
Southern Company Gas(e)	—	—	—	—	1,600	1,600	1,598	—
SEGCO	—	30	—	—	—	30	30	30
Southern Company	$15	$30	$500	$775	$7,600	$8,920	$8,909	$45
(a)Arrangement expiring in 2031 represents a $3.25 billion combined arrangement for Southern Company, Mississippi Power, and Southern Power allowing for flexible sublimits. Pursuant to the combined facility, the allocations among Southern Company, Mississippi Power, and Southern Power may be adjusted.
(b)Includes $15 million expiring in 2026 at Alabama Property Company, a wholly-owned subsidiary of Alabama Power, of which $15 million was unused at June 30, 2026. Alabama Power is not party to this arrangement.
(c)Georgia Power had $26 million of letters of credit outstanding under an uncommitted letter of credit facility at June 30, 2026.
(d)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2027 and 2029, respectively, of which $17 million and $4 million, respectively, was unused at June 30, 2026. In addition, Southern Power Company had $23 million of letters of credit outstanding under an uncommitted letter of credit facility at June 30, 2026. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
(e)Southern Company Gas, as the parent entity, guarantees the obligations of Southern Company Gas Capital, which is the borrower of $800 million of the credit arrangement expiring in 2031. Southern Company Gas' committed credit arrangement expiring in 2031 also includes $800 million for which Nicor Gas is the borrower and which is restricted for working capital needs of Nicor Gas. Pursuant to the multi-year credit arrangement expiring in 2031, the allocations between Southern Company Gas Capital and Nicor Gas may be adjusted.
As reflected in the table above, in March 2026, (i) Southern Company, Mississippi Power, and Southern Power extended the maturity date of their $3.25 billion combined multi-year credit arrangement from 2030 to 2031, (ii)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company extended the maturity date of its multi-year credit agreement from 2027 to 2028, (iii) Georgia Power extended the maturity date of its multi-year credit arrangement from 2030 to 2031, and (iv) Mississippi Power extended the maturity date of its multi-year credit arrangement from 2027 to 2029. In May 2026, Alabama Power and Southern Company Gas Capital, along with Nicor Gas, extended the maturity date of each of their respective multi-year credit arrangements from 2030 to 2031. In May and June 2026, SEGCO amended its credit arrangements to extend the maturity dates from 2026 to 2027.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. The cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At June 30, 2026, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At June 30, 2026, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.5 billion (comprised of approximately $796 million at Alabama Power, $667 million at Georgia Power, and $58 million at Mississippi Power). In addition, at June 30, 2026, Georgia Power had approximately $210 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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
The aggregate amount of advances under the Alabama Power Credit Facility may not exceed approximately $4.1 billion (Alabama Power Maximum Facility Amount). The aggregate amount of advances under the Georgia Power Credit Facility may not exceed approximately $22.4 billion (Georgia Power Maximum Facility Amount and, together with the Alabama Power Maximum Facility Amount, the Maximum Facility Amounts). Each Borrower may request advances under its applicable Credit Facility during an availability period (with respect to each Borrower, the "availability period") that will continue until the earliest of (i) September 15, 2033, (ii) the date total advances reach the applicable Maximum Facility Amount, or (iii) the termination of the obligation to fund further advances following an event of default under the applicable Loan Guarantee Agreement. In addition, the FFB's obligation to fund advances to Alabama Power will terminate if Alabama Power has failed to request an initial advance by February 20, 2031.
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
In June 2026, Southern Company established a new at-the-market program and entered into an equity distribution agreement pursuant to which it may sell, from time to time, up to an aggregate of 50 million shares of its common stock, including through initially priced forward sale contracts and collared forward sale contracts (2026 ATM Program). In connection with the establishment of the 2026 ATM Program, Southern Company terminated further sales under its prior at-the-market program established in 2024 (2024 ATM Program).

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The table below reflects shares of Southern Company common stock sold and settled under separate initially priced forward sale contracts with forward purchasers during the six months ended June 30, 2026.

Shares Sold	Initial Forward Price per Share	To be Settled On or Before	Forward Price Per Share Settled	Shares Issued to Settle	Settlement Date
Sold during 2025 (2024 ATM Program)
3,255,866	$89.4692	December 31, 2026	$89.2443	3,255,866	March 2, 2026
2,314,487	$92.7805	June 30, 2027	$92.8723	2,314,487	March 2, 2026
3,850,000	$90.6617	December 31, 2026	$90.2362	3,850,000	June 1, 2026
2,470,306	$94.5394	June 30, 2027	$93.8913	2,470,306	June 1, 2026
1,590,200	$93.4524	June 30, 2027	$93.4038	1,590,200	June 1, 2026
4,000,000	$90.8141	June 30, 2027	$90.6358	4,000,000	June 12, 2026
2,876,034	$92.2437	June 30, 2027	$91.9664	2,876,034	June 12, 2026
3,015,668	$93.4521	June 30, 2027	$93.1290	3,015,668	June 12, 2026
3,130,641(a)	$88.2823	December 31, 2026	$88.0620	1,070,641	June 16, 2026
2,346,903	$91.1610	June 30, 2027	$90.9425	2,346,903	June 16, 2026
911,448	$94.2411	June 30, 2027	$93.9331	911,448	June 16, 2026
Sold during 2026 (2024 ATM Program)
1,467,305	$96.3883	March 31, 2028	N/A	N/A	N/A
1,896,549	$97.5815	March 31, 2028	N/A	N/A	N/A
1,903,317	$95.5086	March 31, 2028	N/A	N/A	N/A
Sold during 2026 (2026 ATM Program)
1,713,535	$93.2987	June 30, 2028	N/A	N/A	N/A
1,909,112	$92.4821	June 30, 2028	N/A	N/A	N/A
1,994,083	$95.1457	June 30, 2028	N/A	N/A	N/A
600,094(b)	$95.9974	June 30, 2028	N/A	N/A	N/A
(a)The total number of shares sold under this forward sale contract is 3,130,641, of which 1,070,641 shares were settled during the six months ended June 30, 2026. The other 2,060,000 shares were settled in December 2025.
(b)The total number of shares sold under this forward sale contract is 1,940,548, of which the remaining 1,340,454 shares were sold subsequent to June 30, 2026. The initial forward price was determined after the completion of sales by the forward seller in July 2026.
As of June 30, 2026, Southern Company had entered into separate forward sale contracts with forward purchasers for a total of 49,885,779 shares of common stock under the 2024 ATM Program, all of which had been sold by the forward sellers, and 7,557,278 shares of common stock under the 2026 ATM Program, of which 6,216,824 shares had been sold by the forward sellers. Of these shares, 27,701,553 were settled during the six months ended June 30, 2026, all under the 2024 ATM Program, in the form of shares at the initial forward price adjusted for interest earned and dividends paid from the forward sale date to the settlement date. The net proceeds from the shares settled during the six months ended June 30, 2026 were approximately $2.5 billion.
As of June 30, 2026, the total number of shares sold remaining under the forward sale contracts subject to settlement at a future date is 11,483,995. Each initial forward price is subject to adjustment under certain circumstances as specified in the respective forward sales contracts. Southern Company may settle each of the forward transactions in shares, cash, or net shares.
Earnings per Share
For Southern Company, the difference in computing basic and diluted EPS is attributable to awards outstanding under stock-based compensation plans, forward sale contracts pursuant to the equity distribution agreement, convertible senior notes, and equity units. EPS dilution resulting from stock-based compensation plans, forward sale contracts, and the equity units is determined using the treasury stock method. EPS dilution resulting from the convertible senior notes is determined using the net share settlement method. See "Equity Distribution Agreement"

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
herein and Note 8 to the financial statements under "Convertible Senior Notes," "Equity Distribution Agreement," and "Equity Units" and Note 12 to the financial statements in Item 8 of the Form 10-K for additional information. Shares used to compute diluted EPS were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
As reported shares	1,137	1,101	1,130	1,100
Effect of stock-based compensation	3	6	3	6
Effect of convertible senior notes	—	1	—	1
Effect of forward sale contracts	1	—	1	—
Diluted shares	1,141	1,108	1,134	1,107
For all periods presented, an immaterial number of stock-based compensation awards was excluded from the diluted EPS calculation because the awards were anti-dilutive.
Georgia Power Lease Modification
See Note 9 to the financial statements in Item 8 of the Form 10-K for information on Georgia Power's leases. In June 2026, Georgia Power recognized a lease modification related to an existing affiliate PPA with Southern Power which converted from an operating lease to a finance lease upon its approval by the FERC. As a result, Georgia Power removed from its balance sheet operating lease right-of-use assets, net of amortization of $179 million and lease obligations of $197 million maturing through 2030 and recorded finance lease right-of-use assets of $1.3 billion and lease obligations of $1.3 billion maturing through 2045. See Note (B) under "Georgia Power – Integrated Resource Plans – Certification Requests" for additional information.
(G) INCOME TAXES
See Note 10 to the financial statements in Item 8 of the Form 10-K for additional tax information.
Cash Paid for Income Taxes
Alabama Power, Georgia Power, and Southern Power have entered into transferability agreements with non-affiliated parties to sell ITCs and PTCs at a discount to the generated credit value in 2024, 2025, and 2026. The discount is recorded as a reduction in tax credits recognized in the financial statements and does not have a material impact on results of operations. During the first six months of 2026, Alabama Power, Georgia Power, and Southern Power received cash of $39 million, $91 million, and $49 million, respectively, from credits transferred. The Southern Company system continues to explore the ability to efficiently monetize its tax credits through third-party transfer agreements.
During the first six months of 2026, pursuant to certain joint ownership agreements, Georgia Power paid $83 million to the other Vogtle Owners for advanced nuclear PTCs for Plant Vogtle Units 3 and 4. The gain was recognized as an income tax benefit and was immaterial.
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
Southern Company
Southern Company's effective tax rate was 14.1% for the six months ended June 30, 2026 compared to 21.1% for the corresponding period in 2025. The effective tax rate decrease was primarily due to a decrease in charges to a

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
valuation allowance on certain state tax credit carryforwards at Georgia Power, an increase in federal PTCs at Southern Power, and an increase in amortization of federal PTCs at Georgia Power, partially offset by a decrease in the flowback of excess state deferred income taxes at Georgia Power.
Georgia Power
Georgia Power's effective tax rate was 14.3% for the six months ended June 30, 2026 compared to 21.7% for the corresponding period in 2025. The effective tax rate decrease was primarily due to a decrease in charges to a valuation allowance on certain state tax credit carryforwards and an increase in amortization of federal PTCs and ITCs, partially offset by a decrease in the flowback of excess state deferred income taxes.
Southern Power
Southern Power's effective tax benefit rate was (85.1)% for the six months ended June 30, 2026 compared to (7.0)% for the corresponding period in 2025. The effective tax benefit rate increase was primarily due to an increase in federal PTCs resulting from Southern Power's purchase of the noncontrolling membership interests in the SP Wind tax equity partnership, as well as a change in pre-tax earnings attributable to Southern Power, including the impact of accelerated depreciation related to wind repowering projects. See Note (K) under "Southern Power – Wind Repowering Projects" and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power – Purchase of Renewable Facility Interests," respectively, in Item 8 of the Form 10-K for additional information.
Southern Company Gas
Southern Company Gas' effective tax rate was 23.5% for the six months ended June 30, 2026 compared to 23.7% for the corresponding period in 2025. The effective tax rate decrease was primarily due to an increase in tax benefits related to certain state tax filing positions, offset by a decrease in the flowback of excess state deferred income taxes.
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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are included in other income (expense), net. Components of the net periodic benefit costs for the three and six months ended June 30, 2026 and 2025 are presented in the following tables.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2026
Pension Plans
Service cost	$69	$16	$16	$3	$1	$7
Interest cost	161	37	47	8	3	11
Expected return on plan assets	(322)	(78)	(100)	(14)	(4)	(22)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Net (gain) loss	19	5	7	—	(1)	1
Net periodic pension income	$(73)	$(20)	$(29)	$(3)	$(1)	$(4)

Postretirement Benefits
Service cost	$3	$1	$1	$—	$—	$—
Interest cost	16	4	6	—	—	2
Expected return on plan assets	(22)	(8)	(8)	1	—	(2)
Amortization:
Net gain	(2)	(1)	—	—	—	(2)
Net periodic postretirement benefit cost (income)	$(5)	$(4)	$(1)	$1	$—	$(2)

Six Months Ended June 30, 2026
Pension Plans
Service cost	$138	$31	$33	$6	$3	$14
Interest cost	323	75	94	15	5	22
Expected return on plan assets	(644)	(157)	(199)	(29)	(8)	(43)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	3
Net (gain) loss	37	10	13	1	(1)	1
Net periodic pension income	$(146)	$(41)	$(58)	$(7)	$(1)	$(4)

Postretirement Benefits
Service cost	$6	$2	$2	$—	$—	$—
Interest cost	32	8	12	1	—	3
Expected return on plan assets	(45)	(17)	(16)	—	—	(4)
Amortization:
Prior service costs	1	—	—	—	—	—
Net gain	(4)	(1)	—	—	—	(4)
Net periodic postretirement benefit cost (income)	$(10)	$(8)	$(2)	$1	$—	$(5)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended June 30, 2025
Pension Plans
Service cost	$66	$15	$15	$2	$2	$7
Interest cost	166	38	49	8	3	11
Expected return on plan assets	(320)	(78)	(99)	(14)	(4)	(22)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net (gain) loss	10	4	3	—	(2)	—
Net periodic pension income	$(78)	$(21)	$(31)	$(4)	$(1)	$(1)

Postretirement Benefits
Service cost	$3	$1	$1	$—	$—	$—
Interest cost	18	4	7	—	—	2
Expected return on plan assets	(22)	(9)	(8)	—	—	(2)
Amortization:
Regulatory asset	—	—	—	—	—	2
Net (gain) loss	(4)	—	(2)	1	—	(2)
Net periodic postretirement benefit cost (income)	$(5)	$(4)	$(2)	$1	$—	$—

Six Months Ended June 30, 2025
Pension Plans
Service cost	$132	$30	$31	$5	$3	$13
Interest cost	332	77	98	15	5	22
Expected return on plan assets	(640)	(156)	(198)	(29)	(8)	(43)
Amortization:
Prior service costs	—	—	1	—	—	(1)
Regulatory asset	—	—	—	—	—	8
Net (gain) loss	19	6	7	1	(1)	—
Net periodic pension income	$(157)	$(43)	$(61)	$(8)	$(1)	$(1)

Postretirement Benefits
Service cost	$6	$2	$2	$—	$—	$—
Interest cost	35	8	13	1	—	4
Expected return on plan assets	(45)	(18)	(16)	—	—	(4)
Amortization:
Prior service costs	1	—	—	—	—	—
Regulatory asset	—	—	—	—	—	3
Net gain	(7)	—	(2)	—	—	(4)
Net periodic postretirement benefit cost (income)	$(10)	$(8)	$(3)	$1	$—	$(1)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At June 30, 2026, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
At June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$8	$61	$—	$—	$69
Interest rate derivatives	—	5	—	—	5
Investments in trusts:(b)
Domestic equity	1,030	293	—	—	1,323
Foreign equity	199	256	—	—	455
U.S. Treasury and government agency securities	—	410	—	—	410
Municipal bonds	—	31	—	—	31
Pooled funds – fixed income	—	4	—	—	4
Corporate bonds	—	533	—	—	533
Mortgage- and asset-backed securities	—	110	—	—	110
Private equity	—	—	—	202	202
Cash and cash equivalents	1	—	—	—	1
Other	33	4	—	9	46
Investments, available-for-sale:
U.S. Treasury and government agency securities	1	12	—	—	13
Municipal bonds	—	2	—	—	2
Corporate bonds	—	4	—	—	4
Mortgage- and asset-backed securities	—	3	—	—	3
Cash equivalents	1,768	18	—	—	1,786
Other investments	10	35	8	—	53
Other	—	—	10	—	10
Total	$3,050	$1,781	$18	$211	$5,060
Liabilities:
Energy-related derivatives(a)	$11	$155	$—	$—	$166
Interest rate derivatives	—	205	—	—	205
Foreign currency derivatives	—	63	—	—	63
Contingent consideration	—	—	12	—	12
Other	—	13	11	—	24
Total	$11	$436	$23	$—	$470

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using
At June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$27	$—	$—	$27
Nuclear decommissioning trusts:(b)
Domestic equity	569	282	—	—	851
Foreign equity	199	—	—	—	199
U.S. Treasury and government agency securities	—	16	—	—	16
Municipal bonds	—	1	—	—	1
Corporate bonds	—	319	—	—	319
Mortgage- and asset-backed securities	—	28	—	—	28
Private equity	—	—	—	202	202
Other	14	2	—	9	25
Cash equivalents	40	18	—	—	58
Other investments	—	35	—	—	35
Total	$822	$728	$—	$211	$1,761
Liabilities:
Energy-related derivatives	$—	$58	$—	$—	$58

Georgia Power
Assets:
Energy-related derivatives	$—	$14	$—	$—	$14
Nuclear decommissioning trusts:(b)
Domestic equity	461	1	—	—	462
Foreign equity	—	254	—	—	254
U.S. Treasury and government agency securities	—	394	—	—	394
Municipal bonds	—	30	—	—	30
Corporate bonds	—	214	—	—	214
Mortgage- and asset-backed securities	—	82	—	—	82
Other	19	2	—	—	21
Cash equivalents	11	—	—	—	11
Total	$491	$991	$—	$—	$1,482
Liabilities:
Energy-related derivatives	$—	$48	$—	$—	$48

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using
At June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$14	$—	$—	$14
Cash equivalents	1	—	—	—	1
Total	$1	$14	$—	$—	$15
Liabilities:
Energy-related derivatives	$—	$40	$—	$—	$40

Southern Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Cash equivalents	162	—	—	—	162
Other	—	—	10	—	10
Total	$162	$3	$10	$—	$175
Liabilities:
Energy-related derivatives	$—	$4	$—	$—	$4
Contingent consideration	—	—	12	—	12
Other	—	13	11	—	24
Total	$—	$17	$23	$—	$40

Southern Company Gas
Assets:
Energy-related derivatives(a)	$8	$3	$—	$—	$11
Non-qualified deferred compensation trusts:
Domestic equity	—	10	—	—	10
Foreign equity	—	2	—	—	2
Pooled funds – fixed income	—	4	—	—	4
Cash and cash equivalents	1	—	—	—	1
Cash equivalents	200	—	—	—	200
Total	$209	$19	$—	$—	$228
Liabilities:
Energy-related derivatives(a)	$11	$5	$—	$—	$16
Interest rate derivatives	—	62	—	—	62
Total	$11	$67	$—	$—	$78
(a)Excludes cash collateral of $18 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the three and six months ended June 30, 2026 and 2025. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Fair value increases (decreases)	2026	2025	2026	2025
	(in millions)
Southern Company	$249	$165	$205	$159
Alabama Power	156	99	126	86
Georgia Power	93	66	79	73
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
At June 30, 2026, the fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $211 million and unfunded commitments related to the private market investments totaled $94 million. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and private credit funds. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At June 30, 2026, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$72.7	$12.0	$22.3	$1.8	$3.0	$9.3
Fair value	68.0	10.7	20.7	1.7	2.9	8.4
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2026, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	469	2030	2029
Alabama Power	155	2029	2026
Georgia Power	117	2028	2026
Mississippi Power	114	2030	2026
Southern Power	8	2030	2026
Southern Company Gas(*)	75	2028	2029
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of 85 million mmBtu long natural gas positions and 10 million mmBtu short natural gas positions at June 30, 2026, which is also included in Southern Company's total volume.
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
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the 12-month period ending June 30, 2027 are immaterial for Southern Company, Alabama Power, Mississippi Power, Southern Power, and Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At June 30, 2026, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2026
	(in millions)				(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$400	1-day SOFR + 0.80%	1.75%	March 2028	$(23)
Southern Company parent	1,000	1-day SOFR + 2.48%	3.70%	April 2030	(103)
Southern Company parent	565	1-day SOFR + 1.56%	6.50%	March 2045	(12)
Southern Company Gas	500	1-day SOFR + 0.49%	1.75%	January 2031	(62)
Southern Company	$2,465				$(200)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending June 30, 2027 are immaterial for Southern Company, the traditional electric operating companies, and Southern Company Gas. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2054 for Southern Company, Georgia Power, and Mississippi Power, 2052 for Alabama Power, and 2046 for Southern Company Gas.
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
At June 30, 2026, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at June 30, 2026
	(in millions)		(in millions)			(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$1,476	3.39%	€1,250	1.88%	September 2027	$(63)
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected as either assets or liabilities in the balance sheets (included in "Other" or shown separately as "Risk Management Activities") as follows:

	At June 30, 2026		At December 31, 2025
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$28	$89	$24	$64
Non-current	30	60	31	35
Total derivatives designated as hedging instruments for regulatory purposes	58	149	55	99
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	3	12	1	6
Non-current	2	1	2	1
Interest rate derivatives:
Current	5	52	8	48
Non-current	—	153	—	139
Foreign currency derivatives:
Current	—	23	17	22
Non-current	—	40	4	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	10	281	32	216
Energy-related derivatives not designated as hedging instruments
Current	6	4	6	6
Gross amounts recognized	74	434	93	321
Gross amounts offset(a)	(39)	(57)	(21)	(54)
Net amounts recognized in the Balance Sheets(b)	$35	$377	$72	$267

Alabama Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$15	$31	$9	$18
Non-current	12	25	10	13
Total derivatives designated as hedging instruments for regulatory purposes	27	56	19	31
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	—	2	—	—
Gross amounts recognized	27	58	19	31
Gross amounts offset	(16)	(16)	(13)	(13)
Net amounts recognized in the Balance Sheets	$11	$42	$6	$18

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At June 30, 2026		At December 31, 2025
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$5	$32	$7	$23
Non-current	7	16	10	10
Total derivatives designated as hedging instruments for regulatory purposes	12	48	17	33
Energy-related derivatives not designated as hedging instruments
Current	2	—	1	—
Gross amounts recognized	14	48	18	33
Gross amounts offset	(11)	(11)	(14)	(14)
Net amounts recognized in the Balance Sheets	$3	$37	$4	$19

Mississippi Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$3	$21	$3	$15
Non-current	11	19	11	12
Total derivatives designated as hedging instruments for regulatory purposes	14	40	14	27
Gross amounts offset	(13)	(13)	(13)	(13)
Net amounts recognized in the Balance Sheets	$1	$27	$1	$14

Southern Power
Derivatives designated as hedging instruments in cash flow hedges
Energy-related derivatives:
Current	$1	$2	$1	$1
Non-current	2	1	2	—
Foreign currency derivatives:
Current	—	—	17	—
Total derivatives designated as hedging instruments in cash flow hedges	3	3	20	1
Energy-related derivatives not designated as hedging instruments
Current	—	1	1	—
Gross amounts recognized	3	4	21	1
Gross amounts offset	(1)	(1)	—	—
Net amounts recognized in the Balance Sheets	$2	$3	$21	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At June 30, 2026		At December 31, 2025
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$5	$5	$5	$8
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	2	8	—	5
Non-current	—	—	—	1
Interest rate derivatives:
Current	—	13	—	13
Non-current	—	49	—	46
Total derivatives designated as hedging instruments in cash flow and fair value hedges	2	70	—	65
Energy-related derivatives not designated as hedging instruments
Current	4	3	4	6
Gross amounts recognized	11	78	9	79
Gross amounts offset(a)	6	(12)	19	(14)
Net amounts recognized in the Balance Sheets(b)	$17	$66	$28	$65
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $18 million and $33 million at June 30, 2026 and December 31, 2025, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives at June 30, 2026 and December 31, 2025.
At June 30, 2026 and December 31, 2025, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheets
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At June 30, 2026:
Energy-related derivatives:
Other regulatory assets, current	$(75)	$(26)	$(27)	$(18)	$(4)
Other regulatory assets, deferred	(31)	(13)	(10)	(8)	—
Other regulatory liabilities, current	15	10	—	—	5
Total energy-related derivative gains (losses)	$(91)	$(29)	$(37)	$(26)	$1

At December 31, 2025:
Energy-related derivatives:
Other regulatory assets, current	$(48)	$(13)	$(17)	$(12)	$(6)
Other regulatory assets, deferred	(8)	(5)	(1)	(2)	—
Other regulatory liabilities, current	7	4	1	—	2
Other regulatory liabilities, deferred	4	2	1	1	—
Total energy-related derivative gains (losses)	$(45)	$(12)	$(16)	$(13)	$(4)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and six months ended June 30, 2026 and 2025, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI for the applicable Registrants were as follows:

Gain (Loss) From Derivatives Recognized in OCI	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$(8)	$(13)	$1	$6
Interest rate derivatives	—	9	—	5
Foreign currency derivatives	(7)	47	(19)	67
Fair value hedges(*):
Foreign currency derivatives	—	3	(1)	(13)
Total	$(15)	$46	$(19)	$65

Alabama Power
Cash flow hedges:
Energy-related derivatives	$(2)	$—	$(2)	$—

Georgia Power
Cash flow hedges:
Interest rate derivatives	$—	$5	$—	$3

Southern Power
Cash flow hedges:
Energy-related derivatives	$(2)	$(1)	$—	$2
Foreign currency derivatives	(7)	47	(19)	67
Total	$(9)	$46	$(19)	$69

Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$(4)	$(12)	$3	$4
Interest rate derivatives	—	4	—	4
Total	$(4)	$(8)	$3	$8
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and six months ended June 30, 2026 and 2025, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

		Gain (Loss)
Statements of Income Location	Derivative Category	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
		(in millions)
Southern Company
Fuel	Energy-related cash flow hedges	$(1)	$—	$2	$1
Cost of natural gas	Energy-related cash flow hedges	(3)	1	7	—
Interest expense, net of amounts capitalized	Interest rate cash flow hedges	(2)	(3)	(5)	(6)
	Foreign currency cash flow hedges	(2)	(2)	(5)	(5)
	Interest rate fair value hedges	(41)	29	(21)	69
Other income (expense), net	Foreign currency cash flow hedges	(2)	45	(14)	67
	Foreign currency fair value hedges	(13)	115	(45)	155
	Amount excluded from effectiveness testing recognized in earnings	—	(3)	1	13
Southern Power
Fuel	Energy-related cash flow hedges	$(1)	$—	$2	$1
Interest expense, net of amounts capitalized	Foreign currency cash flow hedges	(2)	(2)	(5)	(5)
Other income (expense), net	Foreign currency cash flow hedges	(2)	45	(14)	67
Southern Company Gas
Cost of natural gas	Energy-related cash flow hedges	$(3)	$1	$7	$—
Interest expense, net of amounts capitalized	Interest rate fair value hedges	(32)	3	(3)	21
At June 30, 2026 and December 31, 2025, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At June 30, 2026	At December 31, 2025	At June 30, 2026	At December 31, 2025
	(in millions)
Southern Company
Long-term debt	$(3,687)	$(3,742)	$169	$156

Southern Company Gas
Long-term debt	$(442)	$(446)	$56	$51
Pre-tax gains (losses) on energy-related derivatives not designated as hedging instruments were $7 million and $(14) million for the three months ended June 30, 2026 and 2025, respectively, and $2 million and $(6) million for the six months ended June 30, 2026 and 2025, respectively, and reflected in cost of natural gas on the statements of income of Southern Company and Southern Company Gas.
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At June 30, 2026, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.
For Southern Company, the fair value of foreign currency derivative liabilities and interest rate derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $31 million at June 30, 2026. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at June 30, 2026. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At June 30, 2026, cash collateral posted in these accounts was immaterial for Alabama Power and Southern Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts, which are netted with energy-related derivatives recognized in the balance sheets.
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
Southern Power
Construction Projects
During the six months ended June 30, 2026, Southern Power completed construction of and placed in service the 200-MW first phase and continued construction of the 180-MW second phase and 132-MW third phase of the Millers Branch solar facility. At June 30, 2026, the total cost of construction incurred for the Millers Branch project

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
was $718 million, of which $408 million remains in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Projected COD	PPA Contract Period
Projects Under Construction at June 30, 2026
Millers Branch
Phase II	Solar	180	Haskell County, TX	Third quarter 2026	15 years
Phase III	Solar	132	Haskell County, TX	Fourth quarter 2026	15 years
Projects Completed During the Six Months Ended June 30, 2026
Millers Branch
Phase I	Solar	200	Haskell County, TX	February 2026	20 years
Wind Repowering Projects
During the six months ended June 30, 2026, Southern Power continued the development projects to repower the Kay, Grant, Grant Plains, Wake, and Bethel wind facilities. At June 30, 2026, the total cost of construction incurred related to the projects was $598 million, of which $409 million remains in CWIP. The repowered output of the facilities is contracted under new and amended PPAs. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Projected Completion Date
Projects Under Construction at June 30, 2026
Kay(a)	Wind	200	Kay County, OK	July 2026(b)
Grant	Wind	152	Grant County, OK	Fourth quarter 2026
Grant Plains	Wind	147	Grant County, OK	Fourth quarter 2026
Wake	Wind	257	Crosby & Floyd Counties, TX	Second quarter 2027
Bethel	Wind	276	Castro County, TX	Third quarter 2027
(a)The facility has a total capacity of 299 MWs, of which 200 MWs was projected to be repowered and is contracted under a PPA.
(b)During the first six months of 2026 and subsequent to June 30, 2026, Southern Power placed all 200 MWs of repowered capacity in service.
Natural Gas Turbine Upgrade Projects
In the first quarter 2026, Southern Power committed to projects to upgrade certain turbines at its existing Franklin and Wansley natural gas facilities, located in Lee County, Alabama and Heard County, Georgia, respectively. The upgrades are projected to add up to 400 MWs of incremental capacity, with commercial operations projected to begin between the second quarter 2029 and the fourth quarter 2030. At June 30, 2026, the total cost of construction incurred related to the projects was $82 million, which is included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the distribution of natural gas and other complementary products and services by Southern Company Gas. While the traditional electric operating companies represent three separate operating segments, they are vertically integrated utilities providing electric service to retail customers, as well as wholesale customers, in the Southeast and have been aggregated into one reportable segment. The "All Other" presentation includes the Southern Company parent entity, which does not allocate operating expenses to business segments, and operating segments below the quantitative threshold for separate disclosure. These operating segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. Revenues from sales by Southern Power to the traditional electric operating companies were $92 million and $192 million for the three and six months ended June 30, 2026, respectively, and $114 million and $229 million for the three and six months ended June 30, 2025, respectively. All other inter-segment revenues were immaterial for all periods presented.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments for the three and six months ended June 30, 2026 and 2025 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2026
Operating revenues	$5,396	$535	$(105)	$5,826	$966	$6,792	$223	$(38)	$6,977
Other segment items(a)	2,501	329	(78)	2,752	554	3,306	193	(27)	3,472
Depreciation and amortization(b)	967	280	(15)	1,232	185	1,417	17	—	1,434
Earnings from equity method investments	12	—	—	12	32	44	42	—	86
Interest expense	367	28	(12)	383	101	484	312	—	796
Income taxes (benefit)	304	(77)	—	227	32	259	(72)	—	187
Segment net income (loss)(b)(c)	$1,269	$(25)	$—	$1,244	$126	$1,370	$(185)	$(11)	$1,174

Six Months Ended June 30, 2026
Operating revenues	$10,878	$1,216	$(246)	$11,848	$3,157	$15,005	$441	$(72)	$15,374
Other segment items(a)	5,360	772	(219)	5,913	1,911	7,824	382	(68)	8,138
Depreciation and amortization(b)	1,908	558	(15)	2,451	369	2,820	34	—	2,854
Earnings from equity method investments	11	—	—	11	78	89	47	—	136
Interest expense(d)	705	55	(12)	748	206	954	619	—	1,573
Income taxes (benefit)	534	(147)	—	387	176	563	(149)	—	414
Segment net income (loss)(b)(c)(d)	$2,382	$(22)	$—	$2,360	$573	$2,933	$(398)	$(4)	$2,531

At June 30, 2026
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	120,194	12,780	(2,101)	130,873	27,604	158,477	4,283	(733)	162,027

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2025
Operating revenues	$5,380	$546	$(122)	$5,804	$979	$6,783	$225	$(35)	$6,973
Other segment items(a)	2,674	296	(122)	2,848	599	3,447	193	(23)	3,617
Depreciation and amortization(b)	957	177	—	1,134	172	1,306	17	—	1,323
Earnings from equity method investments	4	—	—	4	23	27	(17)	—	10
Interest expense(d)	336	24	—	360	92	452	422	—	874
Income taxes (benefit)	370	(2)	—	368	33	401	(112)	—	289
Segment net income (loss)(b)(c)(d)	$1,047	$51	$—	$1,098	$106	$1,204	$(312)	$(12)	$880

Six Months Ended June 30, 2025
Operating revenues	$10,692	$1,113	$(245)	$11,560	$2,818	$14,378	$454	$(84)	$14,748
Other segment items(a)	5,468	599	(245)	5,822	1,670	7,492	401	(81)	7,812
Depreciation and amortization(b)	1,905	329	—	2,234	341	2,575	33	—	2,608
Earnings from equity method investments	2	—	—	2	62	64	(21)	—	43
Interest expense(d)	652	50	—	702	183	885	703	—	1,588
Income taxes (benefit)	596	(3)	—	593	162	755	(186)	—	569
Segment net income (loss)(b)(c)(d)	$2,073	$138	$—	$2,211	$524	$2,735	$(518)	$(3)	$2,214

At December 31, 2025
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	114,287	12,657	(915)	126,029	27,387	153,416	2,829	(525)	155,720
(a)Primarily consists of fuel, purchased power, cost of natural gas, cost of other sales, other operations and maintenance expenses, taxes other than income taxes, AFUDC equity, non-service cost-related retirement benefits income, and net income (loss) attributable to noncontrolling interests.
(b)For Southern Power, includes accelerated depreciation related to the repowering of multiple wind facilities of $140 million ($109 million after tax) and $293 million ($228 million after tax) for the three and six months ended June 30, 2026, respectively, and $42 million ($31 million after tax, net of noncontrolling interest impacts) and $69 million ($51 million after tax, net of noncontrolling interest impacts) for the three and six months ended June 30, 2025. See Note (K) under "Southern Power – Wind Repowering Projects" and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power – Wind Repowering Projects," respectively, in Item 8 of the Form 10-K for additional information.
(c)Attributable to Southern Company.
(d)For All Other, includes pre-tax losses associated with the extinguishment of debt at the parent company of $11 million ($8 million after tax) for the six months ended June 30, 2026 and $129 million ($97 million after tax) for the three and six months ended June 30, 2025.
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
Financial data for significant segment expenses and other segment information for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Alabama Power
Operating revenues	$1,963	$1,968	$4,055	$3,980
Utility operations and maintenance
Rate RSE expenses	332	374	633	739
Rate CNP Compliance expenses	71	67	145	142
Total utility operations and maintenance	403	441	778	881
Other segment items(a)	486	544	1,154	1,152
Depreciation and amortization	385	371	766	741
Interest expense	117	116	232	225
Income taxes	135	115	263	226
Segment net income	$437	$381	$862	$755

Capital expenditures	$501	$599	$1,019	$1,159

Georgia Power
Operating revenues	$3,133	$3,110	$6,276	$6,148
Utility operations and maintenance	586	568	1,164	1,104
Other segment items(a)	886	989	2,050	2,106
Depreciation and amortization	503	512	987	1,015
Interest expense	228	198	431	385
Income taxes	151	236	236	334
Segment net income	$779	$607	$1,408	$1,204

Capital expenditures	$2,173	$1,676	$4,243	$3,313

Mississippi Power
Operating revenues	$403	$400	$875	$821
Operational expenses(b)	80	65	144	122
Environmental compliance expenses(c)	3	4	7	6
Other segment items(a)	173	183	424	400
Depreciation and amortization	58	52	113	105
Interest expense	21	20	41	40
Income taxes	16	17	34	34
Segment net income	$52	$59	$112	$114

Capital expenditures	$96	$126	$178	$199

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
Financial data for segment information for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating revenues	$535	$546	$1,216	$1,113
Other segment items(a)	329	296	772	599
Depreciation and amortization(b)	280	177	558	329
Interest expense	28	24	55	50
Income taxes (benefit)	(77)	(2)	(147)	(3)
Segment net income (loss)(b)(c)	$(25)	$51	$(22)	$138
(a)Primarily consists of fuel, purchased power, other operations and maintenance expenses, taxes other than income taxes, and net income (loss) attributable to noncontrolling interests.
(b)Includes accelerated depreciation related to the repowering of multiple wind facilities of $140 million ($109 million after tax) and $293 million ($228 million after tax) for the three and six months ended June 30, 2026, respectively, and $42 million ($31 million after tax, net of noncontrolling interest impacts) and $69 million ($51 million after tax, net of noncontrolling interest impacts) for the three and six months ended June 30, 2025 respectively. See Note (K) under "Southern Power – Wind Repowering Projects" and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power – Wind Repowering Projects," respectively, in Item 8 of the Form 10-K for additional information.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments for the three and six months ended June 30, 2026 and 2025 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2026
Operating revenues	$885	$8	$73	$966	$2	$(2)	$966
Other segment items(*)	496	1	54	551	5	(2)	554
Depreciation and amortization	181	1	3	185	—	—	185
Earnings from equity method investments	—	32	—	32	—	—	32
Interest expense	90	9	1	100	1	—	101
Income taxes (benefit)	23	7	4	34	(2)	—	32
Segment net income (loss)	$95	$22	$11	$128	$(2)	$—	$126

Six Months Ended June 30, 2026
Operating revenues	$2,785	$16	$358	$3,159	$4	$(6)	$3,157
Other segment items(*)	1,673	1	237	1,911	6	(6)	1,911
Depreciation and amortization	360	2	5	367	2	—	369
Earnings from equity method investments	—	78	—	78	—	—	78
Interest expense	181	18	2	201	5	—	206
Income taxes (benefit)	139	18	32	189	(13)	—	176
Segment net income	$432	$55	$82	$569	$4	$—	$573

Total assets at June 30, 2026	$26,244	$1,546	$1,710	$29,500	$11,265	$(13,161)	$27,604

Three Months Ended June 30, 2025
Operating revenues	$885	$8	$83	$976	$5	$(2)	$979
Other segment items(*)	526	1	68	595	6	(2)	599
Depreciation and amortization	167	1	3	171	1	—	172
Earnings from equity method investments	—	23	—	23	—	—	23
Interest expense	82	9	1	92	—	—	92
Income taxes	19	5	3	27	6	—	33
Segment net income (loss)	$91	$15	$8	$114	$(8)	$—	$106

Six Months Ended June 30, 2025
Operating revenues	$2,454	$16	$345	$2,815	$9	$(6)	$2,818
Other segment items(*)	1,431	3	234	1,668	8	(6)	1,670
Depreciation and amortization	330	3	7	340	1	—	341
Earnings from equity method investments	—	62	—	62	—	—	62
Interest expense	164	18	1	183	—	—	183
Income taxes (benefit)	123	13	29	165	(3)	—	162
Segment net income	$406	$41	$74	$521	$3	$—	$524

Total assets at December 31, 2025	$25,391	$1,475	$1,749	$28,615	$10,643	$(11,871)	$27,387
(*)Primarily consists of cost of natural gas, other operations and maintenance expenses, taxes other than income taxes, AFUDC equity, and non-service cost-related retirement benefits income.

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
Georgia Power
On May 28, 2026, the Georgia PSC approved a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors regarding Georgia Power's separate filings in February 2026 associated with recovery of fuel and storm restoration costs. The approved stipulation decreased annual fuel billings by 12.9%, or approximately $394 million, effective June 1, 2026. Under the stipulation, the Georgia PSC approved the following related to storm restoration costs:
•Recovery of $31 million annually for storm restoration costs incurred after December 31, 2025.
•Recovery of Georgia Power's adjusted regulatory asset balance totaling $869 million, as determined through the proceedings and stipulation, related to storm damage as of December 31, 2025 over a period of 67 months from June 1, 2026 through December 31, 2031, or $156 million annually.
Additionally, the stipulation provided for the treatment of the Internal Revenue Code §45U PTCs generated from Georgia Power's nuclear generating facilities in 2024 and 2025, in which Georgia Power agreed to use $77 million of these tax credits for the benefit of customers.
See Note (B) to the Condensed Financial Statements under "Georgia Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Mississippi Power
On June 18, 2026, the Mississippi PSC approved Mississippi Power's annual retail PEP Evaluation Report for 2026, resulting in an annual increase in revenues of approximately 1.8%, or $20 million, primarily due to increases in investment and depreciation. In accordance with the PEP rate schedule, the increase became effective with the first billing cycle of January 2026. In the PEP filing, the Mississippi PSC approved the use of approximately $7 million of the reliability reserve balance, which Mississippi Power utilized for reliability-related generation, transmission, and distribution expenses during the first six months of 2026. In conjunction with the PEP filing, the Mississippi PSC approved approximately $21 million associated with certain federal excess accumulated deferred income taxes resulting from the Tax Reform Legislation to be credited back to customers over an 18-month period starting with the first billing cycle of July 2026.
See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
Southern Power
In the first quarter 2026, Southern Power committed to development projects to upgrade certain turbines at its existing Franklin and Wansley natural gas facilities, which are projected to add up to 400 MWs of incremental capacity. Commercial operations for the incremental capacity at the natural gas facilities are projected to occur between the second quarter 2029 and the fourth quarter 2030. The ultimate outcome of these matters cannot be determined at this time. In addition, during the first six months of 2026 and subsequent to June 30, 2026, Southern Power placed in service all 200 MWs of the repowering project at the Kay wind facility. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
At June 30, 2026, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 97% through 2030 and 88% through 2035, with an average remaining contract duration of approximately 12 years.
Southern Company Gas
On June 16, 2026, in connection with Nicor Gas' 2023 general base rate case proceeding, the Illinois Appellate Court determined that the Illinois Commission did not provide sufficient support for its disallowance of $43 million of Nicor Gas' planned capital investments that were expected to be completed by December 31, 2024. As the disallowance related to planned capital investments for which costs had not yet been incurred, it was not included in the pre-tax charge to income recorded in 2023. This matter remains subject to further proceedings before the Illinois Commission and had no impact on the current period financial statements.
On July 21, 2026, Nicor Gas filed a petition for leave to appeal with the Illinois Supreme Court related to the capital structure approved in Nicor Gas' 2023 general base rate case proceeding. The Illinois Supreme Court is expected to rule on the petition on September 30, 2026.
The ultimate outcome of these matters cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
Southern Company
Net Income

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$294	33.4	$317	14.3
Consolidated net income attributable to Southern Company was $1.2 billion ($1.03 per share) in the second quarter 2026 compared to $0.9 billion ($0.80 per share) for the corresponding period in 2025. For year-to-date 2026, consolidated net income attributable to Southern Company was $2.5 billion ($2.24 per share) compared to $2.2 billion ($2.01 per share) for the corresponding period in 2025. The increases were primarily due to increases within retail electric revenues associated with sales growth, higher natural gas revenues associated with base rate increases, decreases in income taxes, and increases in AFUDC equity and earnings from equity method investments, partially offset by increases in depreciation and amortization. Also contributing to the increase in the second quarter 2026 was a decrease in interest expense.
Retail Electric Revenues
In the second quarter 2026, retail electric revenues were $4.75 billion compared to $4.76 billion for the corresponding period in 2025. For year-to-date 2026, retail electric revenues were $9.39 billion compared to $9.36 billion for the corresponding period in 2025. Details of the changes in retail electric revenues were as follows:

	Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$(10)	(0.2)%	$(31)	(0.3)%
Sales growth	77	1.6	158	1.7
Weather	(10)	(0.2)	(79)	(0.9)
Fuel and other cost recovery	(70)	(1.5)	(21)	(0.2)
Retail electric revenues	$(13)	(0.3)%	$27	0.3%
Changes in rates and pricing resulted in decreases in revenues in the second quarter and year-to-date 2026 when compared to the corresponding periods in 2025 primarily due to lower contributions from commercial and industrial customers with variable demand-driven pricing at Georgia Power, partially offset by an increase in Rate CNP Compliance revenues at Alabama Power and higher revenues associated with a tolling arrangement accounted for as a sales-type lease at Mississippi Power. Also partially offsetting the decrease in revenues for year-to-date 2026 were increases in PEP rates at Mississippi Power. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" and "Mississippi Power – Performance Evaluation Plan" in Item 8 of the Form 10-K for additional information.
Changes in sales resulted in increases in revenues in the second quarter and year-to-date 2026 when compared to the corresponding periods in 2025. Weather-adjusted residential KWH sales decreased 0.7% in the second quarter 2026 primarily due to decreased customer usage, partially offset by customer growth. Weather-adjusted residential KWH sales increased 0.1% for year-to-date 2026 primarily due to customer growth, partially offset by decreased customer usage. Weather-adjusted commercial KWH sales increased 7.4% and 6.0% in the second quarter and year-to-date 2026, respectively, primarily due to increased customer usage, largely driven by data centers at Georgia Power. Weather-adjusted industrial KWH sales were flat in the second quarter 2026 primarily due to increases in the primary metals and miscellaneous manufacturing sectors, offset by decreases in the paper, textiles, and chemicals sectors. Weather-adjusted industrial KWH sales increased 0.7% for year-to-date 2026 primarily due to increases in the primary metals, miscellaneous manufacturing, and stone, clay, and glass sectors.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and other cost recovery revenues decreased $70 million and $21 million in the second quarter and year-to-date 2026, respectively, compared to the corresponding periods in 2025 primarily due to lower recoverable fuel costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Wholesale Electric Revenues

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$18	2.6	$239	16.8
In the second quarter 2026, wholesale electric revenues were $699 million compared to $681 million for the corresponding period in 2025. The increase was primarily due to an increase in energy revenues associated with a $48 million increase related to the volume of KWHs sold resulting from higher demand, partially offset by a decrease of $27 million related to the average cost per KWH sold primarily resulting from lower fuel and purchased power prices.
For year-to-date 2026, wholesale electric revenues were $1.66 billion compared to $1.43 billion for the corresponding period in 2025. The increase was primarily due to an increase in energy revenues associated with an increase of $123 million related to the volume of KWHs sold resulting from higher demand and $120 million related to the average cost per KWH sold primarily resulting from higher fuel and purchased power prices.
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
Other Electric Revenues

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$22	10.0	$44	9.5
In the second quarter 2026, other electric revenues were $242 million compared to $220 million for the corresponding period in 2025. For year-to-date 2026, other electric revenues were $507 million compared to $463 million for the corresponding period in 2025. The increases in the second quarter and year-to-date 2026 were

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
primarily due to increases of $20 million and $37 million, respectively, in open access transmission tariff sales at the traditional electric operating companies.
Natural Gas Revenues
In the second quarter 2026, natural gas revenues were $966 million compared to $979 million for the corresponding period in 2025. For year-to-date 2026, natural gas revenues were $3.16 billion compared to $2.82 billion for the corresponding period in 2025. Details of the changes in natural gas revenues were as follows:

	Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Rates	$58	5.9%	$134	4.8%
Gas costs and other cost recovery	(64)	(6.5)	181	6.4
Gas marketing services	(13)	(1.3)	19	0.6
Other	6	0.6	5	0.2
Natural gas revenues	$(13)	(1.3)%	$339	12.0%
Changes in rates resulted in increases in revenues in the second quarter and year-to-date 2026 as compared to the corresponding periods in 2025 primarily due to base rate increases at Nicor Gas and Atlanta Gas Light. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery decreased in the second quarter 2026 as compared to the corresponding period in 2025 primarily due to lower cost of natural gas driven by lower natural gas prices, as well as decreases in other expenses passed through to customers. Revenues associated with gas costs and other cost recovery increased for year-to-date 2026 as compared to the corresponding period in 2025 primarily due to higher cost of natural gas driven by higher natural gas prices in the first quarter 2026, as well as increases in other expenses passed through to customers. See "Cost of Natural Gas" herein for additional information.
Revenues from gas marketing services decreased in the second quarter 2026 as compared to the corresponding period in 2025 primarily due to lower commodity prices. Revenues from gas marketing services increased for year-to-date 2026 as compared to the corresponding period in 2025 primarily due to higher commodity prices in the first quarter 2026, partially offset by weather impacts.
Other Revenues

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(3.0)	$(23)	(3.4)
In the second quarter 2026, other revenues were $325 million compared to $335 million for the corresponding period in 2025. The decrease was primarily due to decreases of $12 million in unregulated sales associated with energy conservation projects at Georgia Power and $8 million in sales of unregulated products and services at Alabama Power, partially offset by an increase of $10 million in unregulated sales associated with power delivery construction and maintenance projects at Georgia Power.
For year-to-date 2026, other revenues were $661 million compared to $684 million for the corresponding period in 2025. The decrease was primarily due to decreases of $30 million in unregulated sales associated with energy conservation projects at Georgia Power, $15 million in sales of unregulated products and services at Alabama Power, and $8 million in customer charges related to contributions in aid of construction included in rates in 2025 at Mississippi Power, partially offset by an increase of $24 million in unregulated sales associated with power delivery construction and maintenance projects at Georgia Power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(62)	(5.6)%	$136	5.6%
Purchased power	28	10.8	22	4.3
Total fuel and purchased power expenses	$(34)		$158
In the second quarter 2026, total fuel and purchased power expenses were $1.34 billion compared to $1.38 billion for the corresponding period in 2025. The decrease was due to a $103 million net decrease related to the average cost of fuel and purchased power, partially offset by a $69 million increase related to the volume of KWHs generated and purchased.
For year-to-date 2026, total fuel and purchased power expenses were $3.1 billion compared to $2.9 billion for the corresponding period in 2025. The increase was due to a $101 million net increase related to the volume of KWHs generated and purchased and a $57 million increase related to the average cost of fuel and purchased power.
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
Details of the Southern Company system's generation and purchased power and the related costs were as follows:

	Second Quarter 2026	Second Quarter 2025	Year-to-Date 2026	Year-to-Date 2025
Total generation (in billions of KWHs)	48	45	95	91
Total purchased power (in billions of KWHs)	6	6	10	11
Sources of generation (percent) —
Gas	51	50	51	50
Nuclear	21	18	20	19
Coal	18	19	19	19
Hydro	2	4	2	4
Wind, Solar, and Other	8	9	8	8
Cost of fuel, generated (in cents per net KWH)—
Gas	2.86	3.23	3.77	3.56
Nuclear	0.79	0.88	0.79	0.86
Coal	3.41	3.77	3.49	3.90
Average cost of fuel, generated (in cents per net KWH)	2.48	2.86	3.02	3.04
Average cost of purchased power (in cents per net KWH)(*)	5.12	4.73	5.53	5.07
(*)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Cost of Natural Gas

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(78)	(30.6)	$174	18.7
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities' rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" in Item 8 of the Form 10-K for additional information. Cost of natural gas at the natural gas distribution utilities represented 87.0% and 84.7% of the total cost of natural gas in the second quarter and year-to-date 2026, respectively.
In the second quarter 2026, cost of natural gas was $177 million compared to $255 million for the corresponding period in 2025. The decrease reflects lower gas cost recovery as a result of a 15.8% decrease in natural gas prices.
For year-to-date 2026, cost of natural gas was $1.1 billion compared to $0.9 billion for the corresponding period in 2025. The increase reflects higher gas cost recovery, primarily in the first quarter 2026, as a result of an 11.9% increase in natural gas prices.
Cost of Other Sales

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$9	5.4	$(9)	(2.5)
In the second quarter 2026, cost of other sales was $176 million compared to $167 million for the corresponding period in 2025. The increase was primarily due to increases of $12 million in expenses associated with unregulated power delivery construction and maintenance projects at Georgia Power and $5 million related to energy service contracts at Southern Company Gas, partially offset by a decrease of $10 million in expenses related to sales of unregulated products and services at Alabama Power.
For year-to-date 2026, cost of other sales was $357 million compared to $366 million for the corresponding period in 2025. The decrease was primarily related to a decrease of $25 million in expenses at PowerSecure primarily related to distributed infrastructure and energy efficiency projects and $15 million in expenses related to sales of unregulated products and services at Alabama Power, partially offset by increases of $23 million in expenses associated with unregulated power delivery construction and maintenance projects at Georgia Power and $4 million related to energy service contracts at Southern Company Gas.
Other Operations and Maintenance Expenses

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$20	1.2	$54	1.6
In the second quarter 2026, other operations and maintenance expenses were $1.71 billion compared to $1.69 billion for the corresponding period in 2025. The increase was primarily due to a $22 million increase in certain employee compensation and benefit expenses and increases of $13 million in storm damage recovery and $13 million in transmission and distribution operational costs, both at Georgia Power, partially offset by decreases of $19 million associated with utilization of the reliability reserve to offset reliability-related transmission, distribution, and generation expenses at Alabama Power and $16 million in technology infrastructure and application production costs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For year-to-date 2026, other operations and maintenance expenses were $3.4 billion compared to $3.3 billion for the corresponding period in 2025. The increase was primarily due to a $47 million increase in certain employee compensation and benefit expenses, a $37 million increase in expenses at Southern Company Gas related to certain deferred expenses, charges related to the disallowance of certain capital investments at Nicor Gas, gas mains, and expenses passed through to customers, a $23 million increase in transmission and distribution operational costs at the traditional electric operating companies, $22 million in weather-related damage at a Southern Power solar project, and increases of $22 million in customer education and assistance expenses at Georgia Power and $18 million in NDR accruals and storm damage recovery at Alabama Power and Georgia Power. Partially offsetting the increase were decreases of $40 million associated with utilization of the reliability reserve to offset reliability-related transmission, distribution, and generation expenses at Alabama Power and $30 million in planned outages at the traditional electric operating companies, $23 million of deferred costs related to the Jurisdictional Separation Study Order at Alabama Power, $21 million associated with higher nuclear property insurance refunds at Alabama Power and Georgia Power, and a decrease of $20 million in legal expenses at Southern Company Gas.
See Note (B) to the Condensed Financial Statements under "Mississippi Power – Reliability Reserve Accounting Order" and "Alabama Power – Reliability Reserve Accounting Order" herein for additional information. Also see Notes 2 and 15 to the financial statements under "Alabama Power – Jurisdictional Separation Study Order" and "Alabama Power," respectively, in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$111	8.4	$246	9.4
In the second quarter 2026, depreciation and amortization was $1.4 billion compared to $1.3 billion for the corresponding period in 2025. For year-to-date 2026, depreciation and amortization was $2.85 billion compared to $2.61 billion for the corresponding period in 2025. The increases in the second quarter and year-to-date 2026 were primarily due to increases of $98 million and $224 million, respectively, in accelerated depreciation related to wind repowering projects at Southern Power and $102 million and $207 million, respectively, associated with additional plant in service, partially offset by a decrease of $99 million and $197 million, respectively, resulting from the extension of Georgia Power's 2022 ARP.
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
Taxes Other Than Income Taxes

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(36)	(8.9)	$(17)	(2.0)
In the second quarter 2026, taxes other than income taxes were $367 million compared to $403 million for the corresponding period in 2025. For year-to-date 2026, taxes other than income taxes were $831 million compared to $848 million for the corresponding period in 2025. The decreases in the second quarter and year-to-date 2026 were primarily due to decreases of $37 million and $30 million, respectively, in property taxes primarily resulting from the actualization of prior-year tax assessments at Georgia Power. Partially offsetting the decrease for year-to-date 2026 were increases of $7 million in municipal franchise fees and utility license taxes at the traditional electric operating companies and $5 million in revenue taxes as a result of higher natural gas revenues at Nicor Gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Allowance for Equity Funds Used During Construction

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$48	60.0	$95	62.1
In the second quarter 2026, allowance for equity funds used during construction was $128 million compared to $80 million for the corresponding period in 2025. For year-to-date 2026, allowance for equity funds used during construction was $248 million compared to $153 million for the corresponding period in 2025. The increases were primarily associated with an increase in capital expenditures subject to AFUDC at Georgia Power.
Earnings from Equity Method Investments

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$76	N/M	$93	N/M
In the second quarter 2026, earnings from equity method investments were $86 million compared to $10 million for the corresponding period in 2025. For year-to-date 2026, earnings from equity method investments were $136 million compared to $43 million for the corresponding period in 2025. The increases in the second quarter and year-to-date 2026 were primarily due to increases of $58 million and $68 million, respectively, at Southern Holdings related to gains and losses associated with investments in energy-related venture capital funds and increases of $9 million and $16 million, respectively, at Southern Company Gas related to SNG. See Note 7 to the financial statements in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Southern Company" and "Southern Company Gas" herein for additional information.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(78)	(8.9)	$(15)	(0.9)
In the second quarter 2026, interest expense, net of amounts capitalized was $796 million compared to $874 million for the corresponding period in 2025. For year-to-date 2026, interest expense, net of amounts capitalized was $1.57 billion compared to $1.59 billion for the corresponding period in 2025. The decreases in the second quarter and year-to-date 2026 were primarily due to decreases of $129 million and $118 million, respectively, in losses associated with the extinguishment of debt at the parent company and increases of $17 million and $39 million, respectively, in capitalized interest and AFUDC debt primarily associated with increased capital expenditures, partially offset by increases of $65 million and $121 million, respectively, related to higher average outstanding borrowings, $11 million and $14 million, respectively, related to higher interest rates, and $7 million and $14 million, respectively, in interest associated with PPAs accounted for as finance leases at Georgia Power.
See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information.
Other Income (Expense), Net

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$19	11.7	$26	8.4
In the second quarter 2026, other income (expense), net was $181 million compared to $162 million for the corresponding period in 2025. For year-to-date 2026, other income (expense), net was $336 million compared to

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
$310 million for the corresponding period in 2025. The increases in the second quarter and year-to-date 2026 were primarily due to an increase in customer charges related to contributions in aid of construction at Alabama Power.
Income Taxes

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(102)	(35.3)	$(155)	(27.2)
In the second quarter 2026, income taxes were $187 million compared to $289 million for the corresponding period in 2025. For year-to-date 2026, income taxes were $414 million compared to $569 million for the corresponding period in 2025. The decreases were primarily due to decreases of $93 million and $87 million, respectively, in charges to a valuation allowance on certain state tax credit carryforwards at Georgia Power and increases of $35 million and $71 million, respectively, related to higher wind PTCs resulting from the purchase of the noncontrolling membership interest in the SP Wind tax equity partnership at Southern Power, partially offset by higher pre-tax earnings and decreases of $17 million and $29 million, respectively, in the flowback of excess state deferred income taxes at Georgia Power. See Note (G) to the Condensed Financial Statements herein and Note 15 to the financial statements under "Southern Power – Purchase of Renewable Facility Interests" in Item 8 of the Form 10-K for additional information.
Net Income (Loss) Attributable to Noncontrolling Interests

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$41	N/M	$87	95.6
Substantially all noncontrolling interests relate to renewable projects at Southern Power. In the second quarter 2026, net income attributable to noncontrolling interests was $14 million compared to a $27 million net loss for the corresponding period in 2025. For year-to-date 2026, net loss attributable to noncontrolling interests was $4 million compared to $91 million for the corresponding period in 2025. The changes in the second quarter and year-to-date 2026 were primarily due to $38 million and $79 million, respectively, in lower HLBV loss allocations to Southern Power's tax equity partners, largely resulting from Southern Power's purchase of the noncontrolling membership interests in the SP Wind tax equity partnership. See Note 15 to the financial statements under "Southern Power – Purchase of Renewable Facility Interests" in Item 8 of the Form 10-K for additional information.
Alabama Power
Net Income

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$56	14.7	$107	14.2
Alabama Power's net income in the second quarter 2026 was $437 million compared to $381 million for the corresponding period in 2025. The increase was primarily due to a decrease in other operations and maintenance expenses and an increase in other income (expense), net, partially offset by an increase in depreciation and amortization.
For year-to-date 2026, net income was $862 million compared to $755 million for the corresponding period in 2025. The increase was primarily due to a decrease in other operations and maintenance expenses, an increase in other income (expense), net, and an increase within retail revenues associated with sales growth, partially offset by weather impacts and an increase in depreciation and amortization.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Revenues
In the second quarter 2026, retail revenues were $1.71 billion compared to $1.72 billion for the corresponding period in 2025. For year-to-date 2026, retail revenues were $3.438 billion compared to $3.441 billion for the corresponding period in 2025. Details of the changes in retail revenues were as follows:

	Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$11	0.6%	$14	0.4%
Sales growth (decline)	(3)	(0.2)	31	0.9
Weather	(1)	—	(40)	(1.2)
Fuel and other cost recovery	(15)	(0.9)	(8)	(0.2)
Retail revenues	$(8)	(0.5)%	$(3)	(0.1)%
Changes in rates and pricing resulted in increases in revenues in the second quarter and year-to-date 2026 as compared to the corresponding periods in 2025 primarily due to an increase in Rate CNP Compliance revenues resulting from higher recoverable costs. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Changes in sales resulted in a decrease in revenues in the second quarter 2026 and an increase in revenues for year-to-date 2026 as compared to the corresponding periods in 2025. Weather-adjusted residential KWH sales decreased 1.3% in the second quarter 2026 primarily due to a decrease in customer usage. Weather-adjusted residential KWH sales increased 0.5% for year-to-date 2026 primarily due to customer growth. Weather-adjusted commercial KWH sales decreased 0.9% and 0.3% in the second quarter and year-to-date 2026, respectively, primarily due to decreases in customer usage. Industrial KWH sales increased 2.0% and 3.0% in the second quarter and year-to-date 2026, respectively, primarily due to increases in the primary metals and mining sectors, partially offset by decreases in the chemicals and pulp and paper sectors.
Fuel and other cost recovery revenues decreased in the second quarter and year-to-date 2026 as compared to the corresponding periods in 2025 primarily as a result of lower recoverable fuel costs. Electric rates include provisions to recognize the recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the NDR. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(13)	(13.3)	$13	6.9
In the second quarter 2026, wholesale revenues from sales to non-affiliates were $85 million compared to $98 million for the corresponding period in 2025. The decrease was primarily due to a decrease in non-fuel revenues from wholesale capacity contracts.
For year-to-date 2026, wholesale revenues from sales to non-affiliates were $202 million compared to $189 million for the corresponding period in 2025. The increase consisted of a $34 million increase in energy revenues due to increases of $27 million related to the volume of KWH sales associated with higher market demand and $7 million related to the average cost per KWH sold due to higher Southern Company system fuel and purchased power prices, partially offset by a $21 million decrease in non-fuel revenues from wholesale capacity contracts.
The decreases in capacity revenues in the second quarter and year-to-date 2026 were primarily due to the expiration of a power sales agreement in December 2025, partially offset by the commencement of a new power sales

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
agreement in October 2025 associated with the acquisition of the Lindsay Hill Generating Station. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
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
Wholesale Revenues – Affiliates

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$19	52.8	$69	65.7
In the second quarter 2026, wholesale revenues from sales to affiliates were $55 million compared to $36 million for the corresponding period in 2025. The increase was primarily due to an increase of 73.9% in the volume of KWH sales due to affiliated company energy needs, partially offset by a 10.3% decrease in the price of energy due to a decrease in natural gas prices.
For year-to-date 2026, wholesale revenues from sales to affiliates were $174 million compared to $105 million for the corresponding period in 2025. The increase was primarily due to increases of 49.7% in the volume of KWH sales due to affiliated company energy needs and 11.1% in the price of energy due to an increase in natural gas prices.
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
Other Revenues

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(3)	(2.6)	$(4)	(1.6)
In the second quarter 2026, other revenues were $113 million compared to $116 million for the corresponding period in 2025. For year-to-date 2026, other revenues were $241 million compared to $245 million for the corresponding period in 2025. The decreases in the second quarter and year-to-date 2026 were primarily due to decreases of $8 million and $15 million, respectively, in sales of unregulated products and services and $7 million related to undistributed customer bill credits associated with nuclear fuel disposal costs litigation in May 2025, which was offset by an additional NDR accrual within other operations and maintenance expenses, partially offset by increases of $11 million and $14 million, respectively, in open access transmission tariff sales. See Note 2 to the financial statements under "Alabama Power – Rate NDR" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(1)	(0.3)%	$41	5.7%
Purchased power – non-affiliates	9	16.7	12	9.7
Purchased power – affiliates	(14)	(20.9)	5	4.1
Total fuel and purchased power expenses	$(6)		$58
In the second quarter 2026, total fuel and purchased power expenses were $452 million compared to $458 million for the corresponding period in 2025. The decrease was due to a $34 million decrease related to the average cost of fuel and purchased power, partially offset by a $28 million net increase related to the volume of KWHs generated and purchased.
For year-to-date 2026, total fuel and purchased power expenses were $1.03 billion compared to $0.97 billion for the corresponding period in 2025. The increase was due to a $40 million net increase related to the volume of KWHs generated and purchased and an $18 million net increase related to the average cost of fuel and purchased power.
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
Details of Alabama Power's generation and purchased power and the related costs were as follows:

	Second Quarter 2026	Second Quarter 2025	Year-to-Date 2026	Year-to-Date 2025
Total generation (in billions of KWHs)	15	14	31	29
Total purchased power (in billions of KWHs)	2	2	4	4
Sources of generation (percent) —
Gas	41	37	37	35
Coal	29	36	32	35
Nuclear	26	16	26	20
Hydro	4	11	5	10
Cost of fuel, generated (in cents per net KWH) —
Gas	2.63	3.13	3.25	3.35
Coal	3.06	3.10	3.23	3.27
Nuclear	0.74	0.78	0.73	0.73
Average cost of fuel, generated (in cents per net KWH)	2.25	2.69	2.56	2.73
Average cost of purchased power (in cents per net KWH)(*)	5.35	5.35	7.11	6.26
(*)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(57)	(12.1)	$(127)	(13.6)
In the second quarter 2026, other operations and maintenance expenses were $415 million compared to $472 million for the corresponding period in 2025. The decrease was primarily due to decreases of $19 million associated with utilization of the reliability reserve to offset reliability-related transmission, distribution, and generation expenses, $15 million in expenses related to sales of unregulated products and services, and $8 million related to the acquisition of the Lindsay Hill Generating Station, as well as $12 million of deferred costs related to the Jurisdictional Separation Study Order.
For year-to-date 2026, other operations and maintenance expenses were $808 million compared to $935 million for the corresponding period in 2025. The decrease was primarily due to decreases of $40 million associated with utilization of the reliability reserve to offset reliability-related transmission, distribution, and generation expenses, $34 million in planned outages, $18 million in expenses related to sales of unregulated products and services, $16 million related to the acquisition of the Lindsay Hill Generating Station, and $7 million associated with an additional NDR accrual in May 2025, which was offset within other revenues, as well as $23 million of deferred costs related to the Jurisdictional Separation Study Order and $11 million associated with higher nuclear property insurance refunds. Partially offsetting the decreases was a $12 million increase in NDR accruals.
See Note (B) to the Condensed Financial Statements under "Alabama Power – Reliability Reserve Accounting Order" herein and Note 2 to the financial statements under "Alabama Power – Jurisdictional Separation Study Order" and " – Rate NDR" and Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$14	3.8	$25	3.4
In the second quarter 2026, depreciation and amortization was $385 million compared to $371 million for the corresponding period in 2025. For year-to-date 2026, depreciation and amortization was $766 million compared to $741 million for the corresponding period in 2025. The increases were primarily related to the acquisition of the Lindsay Hill Generating Station in September 2025 and other additional plant in service, partially offset by the deferral of expenses related to the Jurisdictional Separation Study Order. See Notes 2 and 15 to the financial statements under "Alabama Power – Jurisdictional Separation Study Order" and "Alabama Power," respectively, in Item 8 of the Form 10-K for additional information.
Other Income (Expense), Net

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$31	66.0	$32	38.1
In the second quarter 2026, other income (expense), net was $78 million compared to $47 million for the corresponding period in 2025. For year-to-date 2026, other income (expense), net was $116 million compared to $84 million for the corresponding period in 2025. The increases were primarily due to an increase in customer charges related to contributions in aid of construction.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Income Taxes

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$20	17.4	$37	16.4
In the second quarter 2026, income taxes were $135 million compared to $115 million for the corresponding period in 2025. For year-to-date 2026, income taxes were $263 million compared to $226 million for the corresponding period in 2025. The increases were primarily due to higher pre-tax earnings.
Georgia Power
Net Income

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$172	28.3	$204	16.9
Georgia Power's net income in the second quarter 2026 was $779 million compared to $607 million for the corresponding period in 2025. The increase was primarily due to a decrease in income taxes, higher retail revenues associated with sales growth, an increase in AFUDC equity, and a decrease in taxes other than income taxes, partially offset by lower retail revenues associated with rates and pricing and an increase in interest expense.
For year-to-date 2026, net income was $1.4 billion compared to $1.2 billion for the corresponding period in 2025. The increase was primarily due to a decrease in income taxes, higher retail revenues associated with sales growth, an increase in AFUDC equity, and higher non-fuel-related wholesale revenues, partially offset by lower retail revenues associated with rates and pricing, an increase in other operations and maintenance expenses, and an increase in interest expense.
Retail Revenues
In the second quarter 2026, retail revenues were $2.753 billion compared to $2.765 billion for the corresponding period in 2025. For year-to-date 2026, retail revenues were $5.391 billion compared to $5.395 billion for the corresponding period in 2025. Details of the changes in retail revenues were as follows:

	Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$(37)	(1.3)%	$(80)	(1.5)%
Sales growth	79	2.8	126	2.3
Weather	(6)	(0.2)	(33)	(0.6)
Fuel cost recovery	(48)	(1.7)	(17)	(0.3)
Retail revenues	$(12)	(0.4)%	$(4)	(0.1)%
Changes in rates and pricing resulted in decreases in revenues in the second quarter and year-to-date 2026 as compared to the corresponding periods in 2025 primarily due to lower contributions from commercial and industrial customers with variable demand-driven pricing.
Changes in sales resulted in increases in revenues in the second quarter and year-to-date 2026 as compared to the corresponding periods in 2025. Weather-adjusted residential KWH sales decreased 0.5% in the second quarter 2026 primarily due to decreased customer usage. Weather-adjusted residential KWH sales decreased 0.1% for year-to-date 2026 primarily due to decreased customer usage, largely offset by customer growth. Weather-adjusted commercial KWH sales increased 10.9% and 8.7% in the second quarter and year-to-date 2026, respectively, primarily due to increased customer usage, largely driven by data centers. Weather-adjusted industrial KWH sales

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
decreased 1.3% and 0.7% in the second quarter and year-to-date 2026, respectively, primarily due to decreases in the paper, textiles, and primary metals sectors, partially offset by increases in the miscellaneous manufacturing and stone, clay, and glass sectors.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues decreased in the second quarter and year-to-date 2026 as compared to the corresponding periods in 2025 due to lower recoverable fuel costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note (B) to the Condensed Financial Statements under "Georgia Power – Fuel Cost Recovery" herein and Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$13	12.1	$97	38.8
In the second quarter 2026, wholesale revenues were $120 million compared to $107 million for the corresponding period in 2025. The increase was primarily due to a $15 million increase in energy revenues largely due to increases of $7 million related to the volume of KWH sales associated with higher market demand and $5 million in non-fuel-related energy revenues from wholesale contracts.
For year-to-date 2026, wholesale revenues were $347 million compared to $250 million for the corresponding period in 2025. The increase was due to an $89 million increase in energy revenues due to increases of $44 million related to the average cost per KWH sold due to higher Southern Company system fuel and purchased power prices, $30 million in non-fuel-related energy revenues from wholesale contracts, and $15 million related to the volume of KWH sales associated with higher market demand, as well as an $8 million increase in capacity revenues from new and existing power sales agreements.
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
Other Revenues

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$22	9.2	$35	7.0
In the second quarter 2026, other revenues were $260 million compared to $238 million for the corresponding period in 2025. The increase was primarily due to increases of $10 million in unregulated sales associated with

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
power delivery construction and maintenance projects, $9 million in open access transmission tariff sales, $5 million in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs, $4 million in renewable energy program revenues primarily associated with solar application fees, and $4 million in outdoor lighting sales, partially offset by a decrease of $12 million in unregulated sales associated with energy conservation projects.
For year-to-date 2026, other revenues were $538 million compared to $503 million for the corresponding period in 2025. The increase was primarily due to increases of $24 million in unregulated sales associated with power delivery construction and maintenance projects, $22 million in open access transmission tariff sales, $13 million in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs, and $10 million in outdoor lighting sales, partially offset by a decrease of $30 million in unregulated sales associated with energy conservation projects.
Fuel and Purchased Power Expenses

	Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(10)	(2.1)%	$67	6.7%
Purchased power – non-affiliates	(9)	(5.0)	(11)	(3.2)
Purchased power – affiliates	(13)	(6.6)	12	2.6
Total fuel and purchased power expenses	$(32)		$68
In the second quarter 2026, total fuel and purchased power expenses were $821 million compared to $853 million for the corresponding period in 2025. The decrease was due to an $85 million decrease related to the average cost of fuel and purchased power, partially offset by a $53 million increase related to the volume of KWHs generated and purchased.
For year-to-date 2026, total fuel and purchased power expenses were $1.9 billion compared to $1.8 billion for the corresponding period in 2025. The increase was due to an $84 million net increase related to the volume of KWHs generated and purchased, partially offset by a $16 million net decrease related to the average cost of fuel and purchased power.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Georgia Power's generation and purchased power and the related costs were as follows:

	Second Quarter 2026	Second Quarter 2025	Year-to-Date 2026	Year-to-Date 2025
Total generation (in billions of KWHs)	16	16	33	31
Total purchased power (in billions of KWHs)	9	9	18	18
Sources of generation (percent) —
Gas	38	38	40	39
Nuclear	36	37	35	37
Coal	24	21	23	21
Hydro and other	2	4	2	3
Cost of fuel, generated (in cents per net KWH) —
Gas	3.14	3.39	3.98	3.75
Nuclear	0.82	0.92	0.83	0.92
Coal	3.69	4.59	3.73	4.66
Average cost of fuel, generated (in cents per net KWH)	2.41	2.68	2.81	2.87
Average cost of purchased power (in cents per net KWH)(*)	4.67	4.97	5.30	5.11
(*)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Other Operations and Maintenance Expenses

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$22	3.4	$58	4.5
In the second quarter 2026, other operations and maintenance expenses were $667 million compared to $645 million for the corresponding period in 2025. The increase was primarily due to increases of $13 million in storm damage recovery, $13 million in transmission and distribution operational costs, $12 million in expenses associated with unregulated power delivery construction and maintenance projects, $9 million in non-outage generation maintenance expenses, and $8 million in certain employee compensation and benefit expenses, partially offset by decreases of $21 million in technology infrastructure and application production costs and $10 million in expenses associated with energy conservation projects.
For year-to-date 2026, other operations and maintenance expenses were $1.34 billion compared to $1.28 billion for the corresponding period in 2025. The increase was primarily due to increases of $24 million in expenses associated with unregulated power delivery construction and maintenance projects, $22 million in customer education and assistance expenses, $17 million in transmission and distribution operational costs, $14 million in certain employee compensation and benefit expenses, $13 million in storm damage recovery, and $13 million in non-outage generation maintenance expenses, partially offset by decreases of $26 million in expenses associated with energy conservation projects and $16 million in technology infrastructure and application production costs and an increase of $10 million in nuclear property insurance refunds.
See Note (B) to the Condensed Financial Statements under "Georgia Power – Storm Damage Recovery" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(9)	(1.8)	$(28)	(2.8)
In the second quarter 2026, depreciation and amortization was $503 million compared to $512 million for the corresponding period in 2025. For year-to-date 2026, depreciation and amortization was $0.99 billion compared to $1.02 billion for the corresponding period in 2025. The decreases in the second quarter and year-to-date 2026 were primarily due to decreases of $99 million and $197 million, respectively, resulting from the extension of the 2022 ARP, partially offset by increases of $75 million and $147 million, respectively, from additional plant in service and $12 million and $18 million, respectively, from depreciation associated with PPAs accounted for as finance leases. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Georgia Power Lease Modification" herein for additional information.
Taxes Other Than Income Taxes

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(35)	(20.2)	$(29)	(8.5)
In the second quarter 2026, taxes other than income taxes were $138 million compared to $173 million for the corresponding period in 2025. For year-to-date 2026, taxes other than income taxes were $313 million compared to $342 million for the corresponding period in 2025. The decreases in the second quarter and year-to-date 2026 were primarily due to decreases of $37 million and $35 million, respectively, in property taxes primarily resulting from the actualization of prior-year tax assessments.
Allowance for Equity Funds Used During Construction

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$48	85.7	$97	93.3
In the second quarter 2026, allowance for equity funds used during construction was $104 million compared to $56 million for the corresponding period in 2025. For year-to-date 2026, allowance for equity funds used during construction was $201 million compared to $104 million for the corresponding period in 2025. The increases were primarily due to an increase in capital expenditures subject to AFUDC.
Interest Expense, Net of Amounts Capitalized

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$30	15.2	$46	11.9
In the second quarter 2026, interest expense, net of amounts capitalized was $228 million compared to $198 million for the corresponding period in 2025. For year-to-date 2026, interest expense, net of amounts capitalized was $431 million compared to $385 million for the corresponding period in 2025. The increases for the second quarter and year-to-date 2026 were primarily associated with increases of approximately $27 million and $52 million, respectively, related to higher average outstanding borrowings and $14 million and $21 million, respectively, in interest associated with PPAs accounted for as finance leases, partially offset by increases of $13 million and $29 million, respectively, in AFUDC debt related to increased capital expenditures. See FINANCIAL CONDITION

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein and Note (F) to the Condensed Financial Statements under "Georgia Power Lease Modification" for additional information.
Income Taxes

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(85)	(36.0)	$(98)	(29.3)
In the second quarter 2026, income taxes were $151 million compared to $236 million for the corresponding period in 2025. For year-to-date 2026, income taxes were $236 million compared to $334 million for the corresponding period in 2025. The decreases in the second quarter and year-to-date 2026 were primarily due to decreases of $93 million and $87 million, respectively, in charges to a valuation allowance on certain state tax credit carryforwards and increases of $12 million and $32 million, respectively, in amortization of federal PTCs and ITCs, partially offset by decreases of $17 million and $29 million, respectively, in the flowback of excess state deferred income taxes and higher pre-tax earnings for both periods presented. See Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(7)	(11.9)	$(2)	(1.8)
Mississippi Power's net income in the second quarter 2026 was $52 million compared to $59 million for the corresponding period in 2025. For year-to-date 2026, net income was $112 million compared to $114 million for the corresponding period in 2025. The decreases were primarily due to increases in other operations and maintenance expenses and depreciation and amortization, partially offset by higher retail revenues associated with changes in rates and pricing.
Retail Revenues
In the second quarter 2026, retail revenues were $283 million compared to $274 million for the corresponding period in 2025. For year-to-date 2026, retail revenues were $556 million compared to $522 million for the corresponding period in 2025. Details of the changes in retail revenues were as follows:

	Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$16	5.8%	$35	6.7%
Sales growth	2	0.8	1	0.1
Weather	(3)	(1.1)	(6)	(1.1)
Fuel and other cost recovery	(6)	(2.2)	4	0.8
Retail revenues	$9	3.3%	$34	6.5%
Changes in rates and pricing resulted in increases in revenues in the second quarter and year-to-date 2026 as compared to the corresponding periods in 2025 primarily due to increases in PEP rates and higher revenues associated with a tolling arrangement accounted for as a sales-type lease. See Note 2 to the financial statements under "Mississippi Power – Performance Evaluation Plan" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Mississippi Power – Performance Evaluation Plan" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Changes in sales resulted in increases in revenues in the second quarter and year-to-date 2026 as compared to the corresponding periods in 2025. Weather-adjusted residential KWH sales increased 1.3% in the second quarter 2026 primarily due to increased customer usage and customer growth. Weather-adjusted residential KWH sales decreased 0.3% for year-to-date 2026 primarily due to decreased customer usage. Weather-adjusted commercial KWH sales increased 1.8% and 1.6% in the second quarter and year-to-date 2026, respectively, primarily due to increased customer usage. Industrial KWH sales increased 1.1% in the second quarter 2026 primarily due to increases in the petroleum and pipeline sectors, partially offset by decreases in the oil and gas extraction sectors. Industrial KWH sales decreased 0.1% for year-to-date 2026 primarily due to decreases in the chemicals and oil and gas extraction sectors, largely offset by increases in the petroleum and pipeline sectors.
Fuel and other cost recovery revenues decreased in the second quarter 2026 as compared to the corresponding period in 2025 primarily as a result of lower recoverable fuel costs. Fuel and other cost recovery revenues increased for year-to-date 2026 as compared to the corresponding period in 2025 primarily as a result of higher recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$12	19.4	$29	21.8
In the second quarter 2026, wholesale revenues from sales to non-affiliates were $74 million compared to $62 million for the corresponding period in 2025. The increase was primarily due to a $13 million increase associated with new and existing power supply agreements.
For year-to-date 2026, wholesale revenues from sales to non-affiliates were $162 million compared to $133 million for the corresponding period in 2025. The increase was primarily due to a $17 million increase associated with new and existing power supply agreements and an $11 million increase in opportunity sales.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues – Affiliates

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(20)	(36.4)	$(5)	(3.7)
In the second quarter 2026, wholesale revenues from sales to affiliates were $35 million compared to $55 million for the corresponding period in 2025. The decrease was primarily due to decreases of $16 million related to the volume of KWH sales and $4 million related to the price of energy driven by natural gas prices.
For year-to-date 2026, wholesale revenues from sales to affiliates were $131 million compared to $136 million for the corresponding period in 2025. The decrease was primarily due to a $14 million decrease related to the volume of KWH sales, partially offset by a $10 million increase related to the price of energy driven by natural gas prices.
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
Other Revenues

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$2	22.2	$(4)	(13.3)
For year-to-date 2026, other revenues were $26 million compared to $30 million for the corresponding period in 2025. The decrease was primarily due to an $8 million decrease in customer charges related to contributions in aid of construction included in rates in 2025, partially offset by a $4 million increase in sales of unregulated products and services.
Fuel and Purchased Power Expenses

	Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(18)	(14.2)%	$12	4.3%
Purchased power	(3)	(18.8)	7	25.9
Total fuel and purchased power expenses	$(21)		$19
In the second quarter 2026, total fuel and purchased power expenses were $122 million compared to $143 million for the corresponding period in 2025. The decrease was due to an $11 million decrease related to the volume of KWHs generated and purchased and a $10 million net decrease related to the average cost of fuel and purchased power.
For year-to-date 2026, total fuel and purchased power expenses were $328 million compared to $309 million for the corresponding period in 2025. The increase was due to a $29 million increase related to the average cost of fuel and purchased power, of which $9 million is related to capacity, partially offset by a $10 million decrease related to the volume of KWHs generated and purchased.
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
Details of Mississippi Power's generation and purchased power and the related costs were as follows:

	Second Quarter 2026	Second Quarter 2025	Year-to-Date 2026	Year-to-Date 2025
Total generation (in millions of KWHs)	3,772	3,945	8,326	8,484
Total purchased power (in millions of KWHs)	312	403	554	591
Sources of generation (percent) –
Gas	94	89	94	90
Coal	6	11	6	10
Cost of fuel, generated (in cents per net KWH) –
Gas	2.93	3.26	3.68	3.39
Coal	5.25	5.03	4.83	4.98
Average cost of fuel, generated (in cents per net KWH)	3.09	3.47	3.76	3.57
Average cost of purchased power (in cents per net KWH)	4.09	3.88	6.09	4.48
Other Operations and Maintenance Expenses

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$25	30.5	$28	16.9
In the second quarter 2026, other operations and maintenance expenses were $107 million compared to $82 million for the corresponding period in 2025. The increase was primarily due to increases of $10 million associated with a decrease in utilization of the reliability reserve to offset reliability-related transmission, distribution, and generation expenses, $9 million in generation expenses, and $4 million in distribution and transmission expenses.
For year-to-date 2026, other operations and maintenance expenses were $194 million compared to $166 million for the corresponding period in 2025. The increase was primarily due to increases of $13 million in generation expenses, $4 million associated with a decrease in utilization of the reliability reserve to offset reliability-related transmission, distribution, and generation expenses, $4 million related to distribution expenses, and $3 million in expenses associated with unregulated products and services.
See Note (B) to the Condensed Financial Statements under "Mississippi Power – Reliability Reserve Accounting Order" herein for additional information.
Depreciation and Amortization

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$6	11.5	$8	7.6
In the second quarter 2026, depreciation and amortization was $58 million compared to $52 million for the corresponding period in 2025. For year-to-date 2026, depreciation and amortization was $113 million compared to $105 million for the corresponding period in 2025. The increases were primarily due to additional plant in service.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
Net Income (Loss) Attributable to Southern Power

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(76)	N/M	$(160)	N/M
Net loss attributable to Southern Power in the second quarter 2026 was $25 million compared to net income of $51 million for the corresponding period in 2025. The change was primarily due to higher accelerated depreciation related to wind repowering projects.
Net loss attributable to Southern Power for year-to-date 2026 was $22 million compared to net income of $138 million for the corresponding period in 2025. The change was primarily due to higher accelerated depreciation related to wind repowering projects, partially offset by higher revenues due to higher market prices and increased demand for energy related to weather impacts.
See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power," respectively, in Item 8 of the Form 10-K for additional information.
Operating Revenues

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(11)	(2.0)	$103	9.3
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	Second Quarter 2026	Second Quarter 2025	Year-to-Date 2026	Year-to-Date 2025
	(in millions)
PPA capacity revenues	$118	$124	$240	$246
PPA energy revenues	353	345	832	716
Total PPA revenues	471	469	1,072	962
Non-PPA revenues	60	69	136	137
Other revenues	4	8	8	14
Total operating revenues	$535	$546	$1,216	$1,113
In the second quarter 2026, total operating revenues were $535 million, reflecting an $11 million, or 2.0%, decrease from the corresponding period in 2025. The change in operating revenues was primarily due to the following:
•PPA capacity revenues decreased $6 million, or 4.8%, primarily due to an $18 million charge associated with a lease modification related to an affiliate PPA with Georgia Power, partially offset by an $8 million increase in capacity revenues under the PPA.
•PPA energy revenues increased $8 million, or 2.3%, primarily due to a $23 million increase related to the volume of KWHs sold under natural gas PPAs and a $7 million increase in solar revenues primarily related to the first phase of the Millers Branch solar facility being placed in service, largely offset by a $24 million decrease driven by fuel and purchased power prices. See Note (K) to the Condensed Financial Statements under "Southern Power – Construction Projects" herein for additional information.
•Non-PPA revenues decreased $9 million, or 13.0%, primarily due to a decrease of $8 million driven by the market price of energy.
For year-to-date 2026, total operating revenues were $1.2 billion, reflecting a $103 million, or 9.3%, increase from the corresponding period in 2025. The change in operating revenues was primarily due to the following:
•PPA capacity revenues decreased $6 million, or 2.4%, primarily due to an $18 million charge associated with a lease modification related to an affiliate PPA with Georgia Power, partially offset by an $8 million increase in capacity revenues under the PPA.
•PPA energy revenues increased $116 million, or 16.2%, primarily due to an increase of $63 million related to the volume of KWHs sold under natural gas PPAs and an increase of $44 million driven by fuel and purchased power prices.
•Other revenues decreased $6 million, or 42.9%, primarily due to a decrease in income from liquidated damages related to generation facility production guarantees and a warranty settlement in the prior year, partially offset by an increase in insurance proceeds.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Second Quarter 2026	Second Quarter 2025	Year-to-Date 2026	Year-to-Date 2025
	(in billions of KWHs)
Generation	12.1	11.6	22.8	22.5
Purchased power	1.0	0.8	1.9	1.3
Total generation and purchased power	13.1	12.4	24.7	23.8

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	5.9	5.6	11.7	11.0
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(18)	(12.2)%	$28	7.9%
Purchased power	5	16.1	35	59.3
Total fuel and purchased power expenses	$(13)		$63
In the second quarter 2026, total fuel and purchased power expenses decreased $13 million, or 7.3%, compared to the corresponding period in 2025. Fuel expense decreased $18 million due to a $21 million decrease associated with the average cost of fuel, partially offset by a $3 million increase related to the volume of KWHs generated. Purchased power expense increased $5 million due to an increase of $9 million related to the volume of KWHs purchased, partially offset by a $4 million decrease associated with the average cost of purchased power.
For year-to-date 2026, total fuel and purchased power expenses increased $63 million, or 15.2%, as compared to the corresponding period in 2025. Fuel expense increased $28 million primarily due to an increase of $27 million associated with the average cost of fuel. Purchased power expense increased $35 million due to an increase of $32 million related to the volume of KWHs purchased and an increase of $3 million associated with the average cost of purchased power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$4	3.0	$21	8.2
For year-to-date 2026, other operations and maintenance expenses were $278 million compared to $257 million for the corresponding period in 2025. The increase was primarily due to hail damage to solar panels at the Millers Branch solar project, partially offset by a decrease in generation expenses related to planned outages.
Depreciation and Amortization

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$103	58.2	$229	69.6
In the second quarter 2026, depreciation and amortization was $280 million compared to $177 million for the corresponding period in 2025. For year-to-date 2026, depreciation and amortization was $558 million compared to $329 million for the corresponding period in 2025. The increases in the second quarter and year-to-date 2026 were largely due to increases in accelerated depreciation of $98 million and $224 million, respectively, related to wind repowering projects. See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power – Wind Repowering Projects," respectively, in Item 8 of the Form 10-K for additional information.
Income Taxes (Benefit)

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(75)	N/M	$(144)	N/M
In the second quarter 2026, income tax benefit was $77 million compared to $2 million for the corresponding period in 2025. For year-to-date 2026, income tax benefit was $147 million compared to $3 million for the corresponding period in 2025. The increases were primarily due to higher wind PTCs resulting from Southern Power's purchase of the noncontrolling membership interests in the SP Wind tax equity partnership, as well as a change in pre-tax earnings attributable to Southern Power, including the impact of accelerated depreciation related to wind repowering projects. See Note (G) to the Condensed Financial Statements and Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power," respectively, in Item 8 of the Form 10-K for additional information.
Net Income (Loss) Attributable to Noncontrolling Interests

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$41	N/M	$87	95.6
In the second quarter 2026, net income attributable to noncontrolling interests was $14 million compared to net loss of $27 million for the corresponding period in 2025. For year-to-date 2026, net loss attributable to noncontrolling interests was $4 million compared to $91 million for the corresponding period in 2025. The changes in the second quarter and year-to-date 2026 were primarily due to $38 million and $79 million, respectively, in lower HLBV loss allocations to tax equity partners, largely resulting from Southern Power's purchase of the noncontrolling

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
membership interests in the SP Wind tax equity partnership. See Note 15 to the financial statements under "Southern Power – Purchase of Renewable Facility Interests" in Item 8 of the Form 10-K for additional information.
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
Net Income

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$20	18.9	$49	9.4
Southern Company Gas' net income in the second quarter 2026 was $126 million compared to $106 million for the corresponding period in 2025. The increase was due to a $7 million increase in net income at gas pipeline investments, a $6 million decrease in net loss at all other, a $4 million increase in net income at gas distribution operations, and a $3 million increase in net income at gas marketing services.
For year-to-date 2026, net income was $573 million compared to $524 million for the corresponding period in 2025. The increase was primarily due to a $26 million increase in net income at gas distribution operations, a $14 million increase in net income at gas pipeline investments, and an $8 million increase in net income at gas marketing services.
Natural Gas Revenues
In the second quarter 2026, natural gas revenues were $966 million compared to $979 million for the corresponding period in 2025. For year-to-date 2026, natural gas revenues were $3.16 billion compared to $2.82 billion for the corresponding period in 2025. Details of the changes in natural gas revenues were as follows:

	Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Rates	$58	5.9%	$134	4.8%
Gas costs and other cost recovery	(64)	(6.5)	181	6.4
Gas marketing services	(13)	(1.3)	19	0.6
Other	6	0.6	5	0.2
Natural gas revenues	$(13)	(1.3)%	$339	12.0%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Changes in rates resulted in increases in revenues in the second quarter and year-to-date 2026 as compared to the corresponding periods in 2025 primarily due to base rate increases at Nicor Gas and Atlanta Gas Light. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery decreased in the second quarter 2026 as compared to the corresponding period in 2025 primarily due to lower cost of natural gas driven by lower natural gas prices, as well as decreases in other expenses passed through to customers. Revenues associated with gas costs and other cost recovery increased for year-to-date 2026 as compared to the corresponding period in 2025 primarily due to higher cost of natural gas driven by higher natural gas prices in the first quarter 2026, as well as increases in other expenses passed through to customers. See "Cost of Natural Gas" herein for additional information.
Revenues from gas marketing services decreased in the second quarter 2026 as compared to the corresponding period in 2025 primarily due to lower commodity prices. Revenues from gas marketing services increased for year-to-date 2026 as compared to the corresponding period in 2025 primarily due to higher commodity prices in the first quarter 2026, partially offset by weather impacts.
Cost of Natural Gas

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(78)	(30.6)	$174	18.7
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 87.0% and 84.7% of the total cost of natural gas in the second quarter and year-to-date 2026, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues" herein for additional information.
In the second quarter 2026, cost of natural gas was $177 million compared to $255 million for the corresponding period in 2025. The decrease reflects lower gas cost recovery as a result of a 15.8% decrease in natural gas prices.
For year-to-date 2026, cost of natural gas was $1.1 billion compared to $0.9 billion for the corresponding period in 2025. The increase reflects higher gas cost recovery, primarily in the first quarter 2026, as a result of an 11.9% increase in natural gas prices.
The following table details the volumes of natural gas sold during all periods presented:

	Second Quarter			Year-to-Date
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Gas distribution operations (mmBtu in millions)
Firm	95	102	(6.9)%	376	403	(6.7)%
Interruptible	21	20	5.0	44	43	2.3
Total	116	122	(4.9)%	420	446	(5.8)%

Gas marketing services (mmBtu in millions)
Firm	9	8	12.5%	36	37	(2.7)%
Interruptible large commercial and industrial	2	3	(33.3)	5	7	(28.6)
Total	11	11	—%	41	44	(6.8)%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Operations and Maintenance Expenses

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$40	13.3	$66	10.7
In the second quarter 2026, other operations and maintenance expenses were $341 million compared to $301 million for the corresponding period in 2025. The increase was primarily due to increases of $9 million in employee compensation and benefit expenses, $9 million in charges related to the disallowance of certain capital investments at Nicor Gas, $5 million in certain deferred expenses, $5 million in expenses related to energy service contracts, $4 million in certain technology infrastructure and application production costs, and $4 million in expenses for gas mains.
For year-to-date 2026, other operations and maintenance expenses were $683 million compared to $617 million for the corresponding period in 2025. The increase was primarily due to increases of $30 million in employee compensation and benefit expenses, $12 million in certain deferred expenses, $11 million in charges related to the disallowance of certain capital investments at Nicor Gas, $9 million in certain technology infrastructure and application production costs, $8 million in expenses for gas mains, and $6 million in expenses passed through to customers at gas distribution operations, partially offset by a decrease of $20 million in legal expenses.
Depreciation and Amortization

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$13	7.6	$28	8.2
In the second quarter 2026, depreciation and amortization was $185 million compared to $172 million for the corresponding period in 2025. For year-to-date 2026, depreciation and amortization was $369 million compared to $341 million for the corresponding period in 2025. The increases were primarily due to additional plant in service related to continued investments at the natural gas distribution utilities.
Earnings from Equity Method Investments

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$9	39.1	$16	25.8
In the second quarter 2026, earnings from equity method investments were $32 million compared to $23 million for the corresponding period in 2025. The increase was primarily due to higher revenue from short-term natural gas storage and borrowing services and lower legal expenses, both at SNG.
For year-to-date 2026, earnings from equity method investments were $78 million compared to $62 million for the corresponding period in 2025. The increase was primarily due to higher revenue from short-term natural gas storage and borrowing services, prior period customer refunds, and lower legal expenses, all at SNG.
See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Interest Expense, Net of Amounts Capitalized

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$9	9.8	$23	12.6
In the second quarter 2026, interest expense, net of amounts capitalized was $101 million compared to $92 million for the corresponding period in 2025. For year-to-date 2026, interest expense, net of amounts capitalized was $206 million compared to $183 million for the corresponding period in 2025. The increases were primarily associated with higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" herein for additional information on borrowings.
Other Income (Expense), Net

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$7	38.9	$7	20.6
In the second quarter 2026, other income (expense), net was $25 million compared to $18 million for the corresponding period in 2025. For year-to-date 2026, other income (expense), net was $41 million compared to $34 million for the corresponding period in 2025. The increases were primarily due to lower non-service cost-related retirement benefits income.
Income Taxes

Second Quarter 2026 vs. Second Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(1)	(3.0)	$14	8.6
In the second quarter 2026, income taxes were $32 million compared to $33 million for the corresponding period in 2025. The decrease was primarily due to tax benefits related to certain state tax filing positions, largely offset by higher pre-tax earnings and a decrease in the flowback of excess state deferred income taxes.
For year-to-date 2026, income taxes were $176 million compared to $162 million for the corresponding period in 2025. The increase was primarily due to higher pre-tax earnings and a decrease in the flowback of excess state deferred income taxes, partially offset by tax benefits related to certain state tax filing positions.
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

	2026			2025
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)
Second Quarter
Gas distribution operations	$885	$695	$95	$885	$707	$91
Gas pipeline investments	8	3	22	8	2	15
Gas marketing services	73	58	11	83	71	8
All other	2	7	(2)	5	7	(8)
Intercompany eliminations	(2)	1	—	(2)	2	—
Consolidated	$966	$764	$126	$979	$789	$106

Year-to-Date
Gas distribution operations	$2,785	$2,063	$432	$2,454	$1,789	$406
Gas pipeline investments	16	5	55	16	5	41
Gas marketing services	358	244	82	345	241	74
All other	4	10	4	9	9	3
Intercompany eliminations	(6)	(1)	—	(6)	1	—
Consolidated	$3,157	$2,321	$573	$2,818	$2,045	$524
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
With the exception of Atlanta Gas Light, Southern Company Gas' second largest utility that operates in a deregulated natural gas market and has a straight-fixed-variable rate design that minimizes the variability of its revenues based on usage, the earnings of the natural gas distribution utilities can be affected by customer usage patterns that are largely a function of price levels for natural gas and general economic conditions that may impact customers' ability to pay for service. Southern Company Gas has various regulatory and other mechanisms, such as weather and revenue normalization mechanisms, that limit its exposure to changes in customer usage, including weather changes within typical ranges in its natural gas distribution utilities' service territories. See Note 2 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K for additional information.
In the second quarter 2026, net income increased $4 million, or 4.4%, when compared to the corresponding period in 2025, as described further below:
•Operating revenues were flat as lower gas cost recovery was offset by base rate increases. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•Operating expenses decreased $12 million primarily due to a $62 million decrease in cost of natural gas as a result of lower natural gas prices compared to 2025, partially offset by a $14 million increase in depreciation primarily due to additional plant in service related to continued investments at the natural gas distribution utilities, $9 million in charges related to the disallowance of certain capital investments at Nicor Gas, a $7 million increase related to employee compensation and benefit expenses, a $6 million increase in expenses related to energy service contracts, a $5 million increase related to certain deferred expenses, and a $4 million increase in expenses for gas mains.
•Interest expense, net of amounts capitalized increased $8 million primarily due to higher average outstanding borrowings.
•Income taxes increased $4 million primarily as a result of higher pre-tax earnings.
For year-to-date 2026, net income increased $26 million, or 6.4%, when compared to the corresponding period in 2025, as described further below:
•Operating revenues increased $331 million primarily due to higher gas cost recovery and base rate increases. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses increased $274 million primarily due to a $177 million increase in cost of natural gas as a result of higher natural gas prices in the first quarter 2026 compared to 2025, a $30 million increase in depreciation primarily due to additional plant in service related to continued investments at the natural gas distribution utilities, a $22 million increase related to employee compensation and benefit expenses, a $12 million increase related to certain deferred expenses, and $11 million in charges related to the disallowance of certain capital investments at Nicor Gas, partially offset by a $20 million decrease in legal expenses.
•Interest expense, net of amounts capitalized increased $17 million primarily due to higher average outstanding borrowings.
•Income taxes increased $16 million primarily as a result of higher pre-tax earnings.
Gas Pipeline Investments
The gas pipeline investments segment consists primarily of joint ventures in natural gas pipeline investments including SNG and Dalton Pipeline. See Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
In the second quarter 2026, net income increased $7 million, or 46.7%, when compared to the corresponding period in 2025. The increase was primarily due to higher revenue from short-term natural gas storage and borrowing services and lower legal expenses, both at SNG.
For year-to-date 2026, net income increased $14 million, or 34.1%, when compared to the corresponding period in 2025. The increase was primarily due to higher revenue from short-term natural gas storage and borrowing services, prior period customer refunds, and lower legal expenses, all at SNG.
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
For year-to-date 2026, net income increased $8 million, or 10.8%, when compared to the corresponding period in 2025. The increase was primarily due to higher retail margins, partially offset by higher operations and maintenance expenses and income taxes.

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
In the second quarter 2026, net loss decreased $6 million when compared to the corresponding period in 2025 primarily due to tax benefits related to certain state tax filing positions.
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
Earnings in the electricity business will also depend upon maintaining and growing sales and pricing of large customers such that incremental costs are met with adequate incremental revenues, considering, among other things, recent trends driving projected growth in electricity consumption including the increasing digitization of the economy and growth in data centers, an increase in industrial activity in the Southern Company system's electric service territory, and continued electrification of transportation. The traditional electric operating companies enter into large load contracts that support economic development and benefit existing customers.
Since 2023, the traditional electric operating companies have contracts with new data centers and other large load customers covering approximately 11 gigawatts of electric load, with each contract individually representing a maximum electric load greater than 100 MWs, that have been reviewed by the applicable state PSC. Additional contracts totaling approximately five gigawatts of electric load have been agreed with customers and are subject to review by the applicable state PSC. The approximately 16 gigawatts of new contracts (Large Load Contracts) fully ramp up over several years after commencement of service. Some of the Large Load Contracts are currently in effect and have commenced service. Service under the remaining Large Load Contracts is expected to begin through 2028.
All of the Large Load Contracts contain minimum bill provisions. Large Load Contracts totaling approximately 13 gigawatts of electric load (including substantially all signed after 2024) also contain minimum duration, termination payment requirements, and financial security requiring customers to post collateral or provide an acceptable guarantee based on the customer's credit ratings. Certain Large Load Contracts requiring construction of specifically dedicated assets contain provisions for contribution by the customer to construction costs. These terms and conditions are designed to generate adequate incremental revenues associated with incremental costs to serve these customers.
These growth opportunities may be affected by a variety of factors, such as energy efficiency, changes in technology, reliability and operational factors, customer demand, and government policies, which could increase or decrease the associated pace of growth. In addition, these opportunities present risks such as capital access and cost

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
recovery risks. See Note 2 to the financial statements under "Georgia Power – Integrated Resource Plans" in Item 8 of the Form 10-K for additional information regarding Georgia Power's related regulatory proceedings.
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
Earnings for both the electricity and natural gas businesses are subject to a variety of other factors. These factors include weather; competition; developing new and maintaining existing energy contracts and associated load requirements with wholesale customers; demand growth from data centers and other large load customers and associated load and operating requirements; customer energy conservation practices; the use of alternative energy sources by customers; government incentives to reduce overall energy usage; fuel, labor, and material prices in an environment of heightened inflation and material and labor supply chain disruptions; and the price elasticity of demand. Demand for electricity and natural gas in the Registrants' service territories is primarily driven by the pace of economic growth or decline that may be affected by changes in regional and global economic conditions and could be influenced by changes in technology, public policy, utility efficiency programs, and customer behavior. Geopolitical conflicts (such as the current Middle East conflict) and significant changes in fiscal, monetary, or trade policies could affect actual economic activity and historical economic relationships in ways not anticipated in economic outlooks or Southern Company system plans. Additionally, changes in inflation, interest rates, and credit market conditions could affect the cost of doing business. All of these factors may impact future earnings. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during the first six months of 2026.
As part of its ongoing effort to adapt to changing market conditions, Southern Company continues to evaluate and consider a wide array of potential business strategies. These strategies may include business combinations,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
partnerships, strategic alliances, joint ventures, and acquisitions involving other utility or non-utility businesses or properties, disposition of, or the sale of interests in, certain assets or businesses, internal restructuring, or some combination thereof. Furthermore, Southern Company may engage in new business ventures that arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations, risks, and financial condition of Southern Company. In addition, Southern Power and Southern Company Gas regularly consider and evaluate joint development arrangements as well as acquisitions and/or dispositions of businesses and assets as part of their business strategies. See Note 15 to the financial statements in Item 8 of the Form 10-K, Note (K) to the Condensed Financial Statements herein, and "Construction Programs" herein for additional information.
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
Environmental Laws and Regulations
Water Quality
On May 18, 2026, the EPA published the Unmanaged Combustion Residual Leachate (UCRL) proposed rule, which revises the UCRL requirements from the 2024 ELG Rule. The UCRL proposed rule offers a range of regulatory and technology options to address UCRL. The ultimate impacts of this proposed rule cannot be determined at this time; however, a final rule could result in significant compliance costs.
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
On July 14, 2026, the EPA proposed the approval of the State of Alabama's partial CCR permit program. If approved, the state's permit program will operate in lieu of the federal CCR program.
The ultimate impact of these actions cannot be determined at this time.
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
Georgia Power
On June 12, 2026, the NRC approved Southern Nuclear's subsequent license renewal application for Plant Hatch Units 1 and 2, renewing both units' operating licenses for an additional 20 years (through 2054 and 2058 for Units 1 and 2, respectively).
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
Southern Power's construction program includes the Millers Branch solar project, the Kay, Grant, Grant Plains, Wake, and Bethel wind repowering projects, and the incremental capacity upgrade projects at the Franklin and Wansley natural gas facilities. The repowering projects result in accelerated depreciation related to the equipment being replaced that will continue until the projects' completion dates, which are projected to occur through the third quarter 2027. At June 30, 2026, the remaining pre-tax accelerated depreciation is projected to total approximately $200 million in 2026 and $100 million in 2027. The ultimate impact of these matters cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Power" herein and Note 5 to the financial statements under "Depreciation and Amortization – Southern Power" in Item 8 of the Form 10-K for additional information.
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
Regulated utilities industry participants have engaged with the U.S. Treasury regarding the interaction of repair-related costs, regulatory accounting, and the CAMT framework. Southern Company is evaluating the guidance, including its applicability to Southern Company's specific facts and circumstances. If applicable, the guidance could reduce Southern Company's potential CAMT exposure by permitting the inclusion of certain repair-related deductions in the computation of AFSI, which could affect Southern Company's income taxes and cash tax position in future periods. Southern Company will continue to assess the impact of the guidance and any further administrative guidance or regulatory developments.
Georgia State Tax Legislation
On May 11, 2026, the State of Georgia enacted tax legislation that reduced the corporate income tax rate from 5.19% to 4.99% effective for the 2026 tax year. This legislation reduced the amount of Southern Company's and certain subsidiaries' income taxes in the State of Georgia and existing state net accumulated deferred tax liabilities and increased regulatory liabilities at Georgia Power and Southern Company Gas. The legislation is not expected to have a material impact on the net income of the applicable Registrants in 2026.
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
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at June 30, 2026. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.
At the end of the second quarter 2026, the market price of Southern Company's common stock was $95.71 per share (based on the closing price as reported on the NYSE) and the book value was $34.40 per share, representing a market-to-book ratio of 278%, compared to $87.20, $32.18, and 271%, respectively, at the end of 2025. Southern Company's common stock dividend for the second quarter 2026 was $0.76 per share compared to $0.74 per share in the second quarter 2025.
Cash Requirements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 of the Form 10-K for a description of the Registrants' significant cash requirements.
The Registrants' significant cash requirements include estimated capital expenditures associated with their construction programs. The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units or extending the retirement dates of certain generating plants, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation, regulation, and/or tariff policy; the cost, availability, and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to public or political considerations or judicial or regulatory action; storm impacts; and the cost of capital. In addition, with respect to the traditional electric operating companies and the natural gas distribution utilities, there can be no assurance that any costs related to capital expenditures and AROs will be fully recovered. Additionally, expenditures associated with Southern Power's planned acquisitions may vary due to market opportunities and the execution of its growth strategy.
In the first quarter 2026, Southern Power committed to development projects to upgrade certain turbines at the Franklin and Wansley natural gas facilities. The remaining aggregate construction costs for these projects are expected to be between $580 million and $645 million. See Note (K) to the Condensed Financial Statements under "Southern Power – Natural Gas Turbine Upgrade Projects" herein for additional information regarding Southern Power's construction projects.

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
Fuel and purchased power costs represent a significant component of funding ongoing operations for the traditional electric operating companies and Southern Power. Fuel costs include purchases of coal (for the traditional electric operating companies) and natural gas (for the traditional electric operating companies and Southern Power), as well as the related transportation and storage. Since December 31, 2025, Alabama Power and Georgia Power have entered into additional commitments for natural gas primarily related to Alabama Power's conversion of Plant Barry Unit 5 from coal to natural gas and Georgia Power's ongoing construction of generation projects. Total estimated costs for these additional fuel commitments at June 30, 2026 are provided in the table below. See Note (B) to the Condensed Financial Statements under "Georgia Power – Construction" herein and Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order" in Item 8 of the Form 10-K for additional information.

	2027	2028	2029	2030	Thereafter
	(in millions)
Southern Company	$136	$762	$751	$751	$6,571
Alabama Power	—	21	27	27	335
Georgia Power	136	741	724	724	6,236
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
The Subsidiary Registrants plan to obtain the funds to meet their future capital needs from sources similar to those they used in the past, which were primarily from operating cash flows, external securities issuances, borrowings from financial institutions, and equity contributions from Southern Company. In addition, Alabama Power and Georgia Power plan to utilize borrowings from the FFB. Operating cash flows provide a substantial portion of the Registrants' cash needs. See Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information.
The amount, type, and timing of any financings in 2026, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" and "Financing Activities" herein for additional information.
By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At June 30, 2026, the amount of subsidiary retained earnings restricted to dividend totaled $2.0 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at June 30, 2026 for the applicable Registrants:

At June 30, 2026	Southern Company	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$3,356	$1,870	$109	$457
The Registrants believe the need for working capital can be adequately met by utilizing operating cash flows, as well as commercial paper, lines of credit, and short-term bank notes, as market conditions permit. In addition, under certain circumstances, the Subsidiary Registrants may utilize equity contributions and/or loans from Southern Company.
Bank Credit Arrangements
At June 30, 2026, unused committed credit arrangements with banks were as follows:

At June 30, 2026	Southern Company parent	Alabama Power(a)	Georgia Power(b)	Mississippi Power	Southern Power(c)	Southern Company Gas(d)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$2,999	$1,365	$2,042	$275	$600	$1,598	$30	$8,909
(a)Includes $15 million at Alabama Property Company, a wholly-owned subsidiary of Alabama Power. Alabama Power is not party to this arrangement.
(b)Georgia Power had $26 million of letters of credit outstanding under an uncommitted letter of credit facility at June 30, 2026.
(c)At June 30, 2026, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $21 million was unused. In addition, Southern Power Company had $23 million of letters of credit outstanding under an uncommitted letter of credit facility at June 30, 2026. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At June 30, 2026, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.5 billion (comprised of approximately $796 million at Alabama Power, $667 million at Georgia Power, and $58 million at Mississippi Power). In addition, at June 30, 2026, Georgia Power had approximately $210 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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

	Short-term Debt at June 30, 2026		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$2,132	4.0%	$1,677	4.0%	$2,843
Alabama Power	—	—	20	3.8	100
Georgia Power	230	4.0	290	4.0	937
Mississippi Power	38	4.0	34	3.9	66
Southern Power	—	—	150	4.0	316
Southern Company Gas:
Southern Company Gas Capital	235	4.0	192	4.0	291
(*)Average and maximum amounts are based upon daily balances during the three-month period ended June 30, 2026.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the six months ended June 30, 2026 and 2025 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Six Months Ended June 30, 2026
Operating activities	$4,280	$1,078	$1,577	$93	$449	$1,508
Investing activities	(6,758)	(878)	(4,312)	(209)	(417)	(889)
Financing activities	3,828	(364)	2,748	112	141	(416)

Six Months Ended June 30, 2025
Operating activities	$3,431	$678	$1,335	$78	$232	$1,210
Investing activities	(5,734)	(1,169)	(3,218)	(145)	(418)	(735)
Financing activities	2,467	300	1,859	76	161	(294)
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities increased $849 million for the six months ended June 30, 2026 as compared to the corresponding period in 2025 primarily due to higher net income after non-cash adjustments, the timing of vendor payments and customer receivable collections, and customer refunds in 2025 associated with a nuclear fuel disposal cost award at Alabama Power, partially offset by the timing of materials and supplies purchases. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 of the Form 10-K for additional information.
The net cash used for investing activities for the six months ended June 30, 2026 was primarily related to the Subsidiary Registrants' construction programs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The net cash provided from financing activities for the six months ended June 30, 2026 was primarily related to issuances of common stock through the settlement of forward sale contracts, net issuances of long-term debt, and an increase in notes payable, partially offset by common stock dividend payments. See Note (F) to the Condensed Financial Statements under "Equity Distribution Agreement" herein for additional information.
Alabama Power
Net cash provided from operating activities increased $400 million for the six months ended June 30, 2026 as compared to the corresponding period in 2025 primarily due to customer refunds in 2025 associated with a nuclear fuel disposal cost award, timing of accounts receivables collections, and monetization of §45U PTCs in 2025. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 of the Form 10-K for additional information.
The net cash used for investing activities for the six months ended June 30, 2026 was primarily related to gross property additions, partially offset by contributions in aid of construction.
The net cash used for financing activities for the six months ended June 30, 2026 was primarily related to common stock dividend payments, partially offset by capital contributions from Southern Company.
Georgia Power
Net cash provided from operating activities increased $242 million for the six months ended June 30, 2026 as compared to the corresponding period in 2025 primarily due to the timing of vendor payments, partially offset by the timing of materials and supplies purchases.
The net cash used for investing activities for the six months ended June 30, 2026 was primarily related to gross property additions.
The net cash provided from financing activities for the six months ended June 30, 2026 was primarily related to capital contributions from Southern Company, net issuances of senior notes, and net borrowings from the FFB, partially offset by common stock dividend payments and the repayment of bank loans. See Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information.
Mississippi Power
Net cash provided from operating activities increased $15 million for the six months ended June 30, 2026 as compared to the corresponding period in 2025 primarily due to increased fuel cost recovery and the timing of customer receivable collections, partially offset by the timing of fossil fuel stock purchases.
The net cash used for investing activities for the six months ended June 30, 2026 was primarily related to gross property additions.
The net cash provided from financing activities for the six months ended June 30, 2026 was primarily related to capital contributions from Southern Company, the issuance of senior notes, and an increase in commercial paper borrowings, partially offset by common stock dividend payments.
Southern Power
Net cash provided from operating activities increased $217 million for the six months ended June 30, 2026 as compared to the corresponding period in 2025 primarily due to an increase in the utilization of federal tax credit carryforwards, an increase in wholesale revenues driven by higher market prices of energy, and the timing of customer receivable collections.
The net cash used for investing activities for the six months ended June 30, 2026 was primarily related to ongoing construction activities. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
The net cash provided from financing activities for the six months ended June 30, 2026 was primarily related to an issuance of senior notes and capital contributions from Southern Company, partially offset by the repayment of

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
senior notes at maturity, common stock dividend payments, a reduction in commercial paper borrowings, and net distributions to noncontrolling interests.
Southern Company Gas
Net cash provided from operating activities increased $298 million for the six months ended June 30, 2026 as compared to the corresponding period in 2025 primarily due to increased customer billings, the timing of customer receivable collections, and higher natural gas cost recovery as a result of higher natural gas prices, partially offset by higher volumes of natural gas purchases and the timing of payments for natural gas.
The net cash used for investing activities for the six months ended June 30, 2026 was primarily related to construction of transmission and distribution assets recovered through base rates.
The net cash used for financing activities for the six months ended June 30, 2026 was primarily related to maturities of long-term debt, common stock dividend payments, and a reduction in commercial paper borrowings, partially offset by the issuance of junior subordinated notes.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the six months ended June 30, 2026 included:
•an increase of $4.0 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•an increase of $3.5 billion in total stockholders' equity primarily related to issuances of common stock largely through the settlement of forward sale contracts and net income, partially offset by common stock dividend payments;
•an increase of $1.6 billion in long-term debt (including securities due within one year) primarily due to net issuances of junior subordinated notes and senior notes and borrowings from the FFB, partially offset by the repayment of bank loans;
•an increase of $1.4 billion in notes payable primarily due to an increase in commercial paper borrowings; and
•an increase of $1.3 billion in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flows – Southern Company" herein.
See "Financing Activities" and Note (F) to the Condensed Financial Statements under "Equity Distribution Agreement" and "DOE Loan Guarantee Borrowings" herein for additional information.
Alabama Power
Significant balance sheet changes for the six months ended June 30, 2026 included:
•an increase of $537 million in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $261 million in other deferred credits and liabilities primarily due to contributions in aid of construction funds to be used for the construction of generation, transmission, and distribution facilities; and
•an increase of $255 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities.
Georgia Power
Significant balance sheet changes for the six months ended June 30, 2026 included:
•an increase of $4.8 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities;
•an increase of $2.9 billion in long-term debt (including securities due within one year) primarily due to net borrowings from the FFB and net issuances of senior notes, partially offset by the repayment of bank loans; and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
•an increase of $2.6 billion in common stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company.
See "Financing Activities – Georgia Power" and Notes (B) and (F) to the Condensed Financial Statements under "Georgia Power – Construction" and "DOE Loan Guarantee Borrowings," respectively, herein for additional information.
Mississippi Power
Significant balance sheet changes for the six months ended June 30, 2026 included:
•an increase of $113 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $75 million in long-term debt (including securities due within one year) primarily due to the issuance of senior notes;
•a decrease of $55 million in accrued taxes primarily due to the payment of ad valorem taxes;
•a decrease of $40 million in other deferred credits and liabilities primarily due to contributions in aid of construction funds used for the construction of transmission and distribution facilities; and
•an increase of $38 million in notes payable primarily due to an increase in commercial paper borrowings.
See "Financing Activities – Mississippi Power" herein for additional information.
Southern Power
Significant balance sheet changes for the six months ended June 30, 2026 included:
•an increase of $221 million in total stockholders' equity primarily due to capital contributions from Southern Company, partially offset by dividends paid to Southern Company, net distributions to noncontrolling interests, and net loss;
•a decrease of $181 million in total property, plant, and equipment primarily due to the continued depreciation of assets, partially offset by the continued construction of the wind repowering and the natural gas turbine upgrade projects;
•an increase of $173 million in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flows – Southern Power" herein; and
•a decrease of $138 million in notes payable due to a reduction in commercial paper borrowings.
See Note (K) to the Condensed Financial Statements under "Southern Power" herein and Note 15 to the financial statements under "Southern Power – Purchase of Renewable Facility Interests" in Item 8 of the Form 10-K for additional information.
Southern Company Gas
Significant balance sheet changes for the six months ended June 30, 2026 included:
•an increase of $518 million in total property, plant, and equipment primarily due to the construction of transmission and distribution assets;
•a decrease of $416 million in total accounts receivable primarily due to lower customer billings resulting from lower natural gas volumes and prices, partially offset by base rate increases;
•an increase of $314 million in common stockholder's equity primarily due to net income, partially offset by dividends paid to Southern Company;
•an increase of $199 million in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flows – Southern Company Gas" herein;
•a decrease of $198 million in natural gas for sale primarily due to seasonality; and
•a decrease of $190 million in notes payable due to a reduction in commercial paper borrowings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Financing Activities
The following table outlines long-term debt financing activities for the first six months of 2026:

	Issuances and Reofferings		Maturities and Redemptions
Company	Senior Notes	Other Long- Term Debt	Senior Notes	Other Long- Term Debt(a)
	(in millions)
Southern Company parent	$—	$1,300	$—	$1,250
Alabama Power	—	—	—	47
Georgia Power	1,300	1,016	325	450
Mississippi Power	75	—	—	1
Southern Power	600	—	564	—
Southern Company Gas	—	500	350	100
Other	—	—	—	1
Elimination(b)	—	—	—	(3)
Southern Company	$1,975	$2,816	$1,239	$1,846
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
Southern Company
During the first six months of 2026, Southern Company issued approximately 31.1 million shares of common stock primarily through forward sale contract settlements and employee equity compensation plans. Proceeds from settlements of the forward sale contracts totaled approximately $2.5 billion. Also during the first six months of 2026, Southern Company entered into additional forward sale contracts for the issuance of shares of common stock that may be settled through June 2028. See Note (F) to the Condensed Financial Statements under "Equity Distribution Agreement" herein for additional information.
In January 2026, Southern Company redeemed all $1.25 billion aggregate principal amount of its Series 2020B 4.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due January 15, 2051.
In January 2026, Southern Company borrowed $100 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a floating rate, which was repaid in June 2026.
In March 2026, Southern Company issued $1.3 billion aggregate principal amount of Series 2026A 6.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due April 1, 2058.
Subsequent to June 30, 2026, Southern Company repaid at maturity $1.75 billion aggregate principal amount of its Series 2016E 3.25% Senior Notes.
Also subsequent to June 30, 2026, Southern Company borrowed $200 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a floating rate.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Alabama Power
In March 2026, Alabama Power repaid at maturity its three bank term loan agreements with an aggregate principal amount of $45 million.
Georgia Power
In February 2026, Georgia Power borrowed $250 million pursuant to a short-term uncommitted bank credit arrangement which is payable on demand, following specified notice by the bank, and bears interest at a rate agreed upon by Georgia Power and the bank from time to time. In March 2026, April 2026, and May 2026, Georgia Power repaid the short-term uncommitted bank credit arrangement in installments of $50 million, $50 million, and $150 million, respectively.
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
In April 2026, Georgia Power repaid at maturity $325 million aggregate principal amount of its Series 2016A 3.25% Senior Notes.
In May 2026, Georgia Power issued $150 million aggregate principal amount of additional Series 2025B
4.85% Senior Notes due March 15, 2031, $600 million aggregate principal amount of Series 2026A Floating Rate Senior Notes due November 22, 2027, and $550 million aggregate principal amount of Series 2026B 4.60% Senior Notes due June 15, 2029.
In June 2026, Georgia Power repaid at maturity both of its long-term floating rate bank loans totaling $400 million.
Mississippi Power
In March 2026, Mississippi Power issued approximately $75 million aggregate principal amount of Series 2026A Floating Rate Senior Notes due May 15, 2076.
Subsequent to June 30, 2026, Mississippi Power repaid at maturity $65 million aggregate principal amount of its Series 2023A 5.64% Senior Notes.
Southern Power
In June 2026, Southern Power issued $600 million aggregate principal amount of Series 2026A 4.80% Senior Notes due June 15, 2031.
Also in June 2026, Southern Power repaid at maturity €500 million (approximately $564 million) aggregate principal amount of its Series 2016B 1.85% Senior Notes.
Southern Company Gas
In May 2026, Southern Company Gas Capital issued $500 million aggregate principal amount of Series 2026A 6.05% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due September 15, 2056, guaranteed by Southern Company Gas.
In June 2026, Southern Company Gas Capital repaid at maturity $350 million aggregate principal amount of its 3.250% Senior Notes.
Also in June 2026, Nicor Gas repaid at maturity $100 million aggregate principal amount of its 2.66% Series First Mortgage Bonds.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Credit Rating Risk
At June 30, 2026, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at June 30, 2026 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$32	$1	$—	$—	$31	$—
At BBB- and/or Baa3	459	2	36	—	420	—
At BB+ and/or Ba1 or below	3,723	382	2,430	287	1,422	32
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at June 30, 2026.
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

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the six months ended June 30, 2026, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the second quarter 2026 that have materially affected or are reasonably likely to materially affect Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' internal control over financial reporting.

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
Item 5. Other Information.
The following table reports information regarding the adoption of "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as defined in Item 408(a) of Regulation S-K, during the three months ended June 30, 2026 for Southern Company's directors and "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended. There were no modifications or terminations of such trading arrangements during the three months ended June 30, 2026. Unless otherwise indicated, each trading arrangement listed below is a "Rule 10b5-1 trading arrangement," provides for the sale of shares of Southern Company's common stock, commences no earlier than the expiration of the cooling-off period required by Rule 10b5-1(c)(1)(ii)(B)(1) under the Securities Exchange Act of 1934, as amended, and terminates upon the earlier of the "Expiration Date" listed below or the completion of all sales. The Subsidiary Registrants had no reportable trading arrangements for the three months ended June 30, 2026.

Name	Title	Date of Adoption	Expiration Date	Aggregate Number of Shares Covered
Peter P. Sena III	Chairman, President, and Chief Executive Officer of Southern Nuclear	May 5, 2026	September 1, 2027	4,266
Item 6. Exhibits.
The exhibits below with an asterisk (*) preceding the exhibit number are filed herewith. The remaining exhibits have previously been filed with the SEC and are incorporated herein by reference. The exhibits marked with a pound sign (#) are management contracts or compensatory plans or arrangements.

(3) Articles of Incorporation and By-Laws

Southern Company

(a)1	-	Certificate of Amendment of Restated Certificate of Incorporation of Southern Company, effective May 13, 2026. (Designated in Form 8-K dated May 13, 2026, File No. 1-3526, as Exhibit 3.1.)

(a)2	-	Restated Certificate of Incorporation of Southern Company dated May 13, 2026. (Designated in Form 8-K dated May 13, 2026, File No. 1-3526, as Exhibit 3.2.)

(4) Instruments Describing Rights of Security Holders, Including Indentures

Georgia Power

(c)1	-
Senior Note Indenture dated as of December 1, 2025, between Georgia Power and U.S. Bank Trust Company, National Association, as Senior Note Indenture Trustee. (Designated in Form 8-K dated May 19, 2026, File No. 1-6468 as Exhibit 4.2.)

    Table of Contents                                Index to Financial Statements

(c)2	-
First Supplemental Indenture dated as of May 22, 2026 to Senior Note Indenture dated as of December 1, 2025, providing for the issuance of the Series 2026A Floating Rate Senior Notes due November 22, 2027. (Designated in Form 8-K dated May 19, 2026, File No. 1-6468 as Exhibit 4.3(b).)

(c)3	-
Second Supplemental Indenture dated as of May 22, 2026 to Senior Note Indenture dated as of December 1, 2025, providing for the issuance of the Series 2026B 4.60% Senior Notes due June 15, 2029. (Designated in Form 8-K dated May 19, 2026, File No. 1-6468 as Exhibit 4.3(c).)

Southern Power

(e)	-
Third Supplemental Indenture dated as of June 4, 2026 to Senior Note Indenture dated as of August 1, 2025, providing for the issuance of the Series 2026A 4.80% Senior Notes due June 15, 2031. (Designated in Form 8-K dated June 1, 2026, File No. 1-37803, as Exhibit 4.6.)

Southern Company Gas

(f)1	-
Subordinated Note Indenture dated as of May 1, 2026, among Southern Company Gas Capital, Southern Company Gas, and U.S. Bank Trust Company, National Association, as Subordinated Note Indenture Trustee. (Designated in Form 8-K dated May 20, 2026, File No. 1-14174 as Exhibit 4.5.)

(f)2	-
First Supplemental Indenture dated as of May 22, 2026 to Subordinated Note Indenture dated as of May 1, 2026, providing for the issuance of the Series 2026A 6.05% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due September 15, 2056. (Designated in Form 8-K dated May 20, 2026, File No. 1-14174 as Exhibit 4.7.)

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
Date: July 29, 2026

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
Date: July 29, 2026

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
Date: July 29, 2026

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
Date: July 29, 2026

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
Date: July 29, 2026

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
Date: July 29, 2026