Form 10-Q
period 2026-09-30
SOUTHERN CO; GEORGIA POWER CO; SOUTHERN POWER CO; SOUTHERN CO GAS; ALABAMA POWER CO; MISSISSIPPI POWER CO
filed 2026-11-05
CIK 92122, 41091, 1160661, 1004155, 3153, 66904

    Table of Contents                                Index to Financial Statements
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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

Registrant	Description of Common Stock	Shares Outstanding at September 30, 2026
The Southern Company	Par Value $0.01 Per Share	1,164,261,029
Alabama Power Company	Par Value $40 Per Share	30,537,500
Georgia Power Company	Without Par Value	9,261,500
Mississippi Power Company	Without Par Value	1,121,000
Southern Power Company	Par Value $0.01 Per Share	1,000
Southern Company Gas	Par Value $0.01 Per Share	100
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

    Table of Contents                                Index to Financial Statements

    Table of Contents                                Index to Financial Statements

DEFINITIONS

Term	Meaning
2022 ARP	Georgia Power's Alternate Rate Plan approved by the Georgia PSC in 2022 for the years 2023 through 2025
2023 IRP Update	Georgia Power's updated IRP filed in 2023 and approved by the Georgia PSC in 2024 as modified by a stipulation among Georgia Power, the staff of the Georgia PSC, and certain intervenors
2024 ELG Rule	Final rule published by the EPA in 2024 revising the steam effluent guidelines
2024 GHG Rules	Final rules published by the EPA in 2024 for existing fossil fuel-fired steam electric generating units and new fossil fuel-fired combustion turbines and combined cycle generation facilities
AFUDC	Allowance for funds used during construction
AGL Services Company	AGL Services Company, Inc., the Southern Company Gas system service company and a wholly-owned subsidiary of Southern Company Gas
Alabama Power	Alabama Power Company
ARO	Asset retirement obligation
Atlanta Gas Light	Atlanta Gas Light Company, a wholly-owned subsidiary of Southern Company Gas
CAMT	Corporate alternative minimum tax
CCR	Coal combustion residuals
Chattanooga Gas	Chattanooga Gas Company, a wholly-owned subsidiary of Southern Company Gas
Clean Air Act	Clean Air Act Amendments of 1990
CO2	Carbon dioxide
COD	Commercial operation date
CODM	Chief operating decision maker
CWIP	Construction work in progress
Dalton	City of Dalton, Georgia, an incorporated municipality in the state of Georgia, acting by and through its Board of Water, Light, and Sinking Fund Commissioners
Dalton Pipeline	A pipeline facility in Georgia in which Southern Company Gas has a 50% undivided ownership interest
DOE	U.S. Department of Energy
ECO Plan	Mississippi Power's environmental compliance overview plan
EPA	U.S. Environmental Protection Agency
EPS	Earnings per share
FCC	Federal Communications Commission
FERC	Federal Energy Regulatory Commission
FFB	Federal Financing Bank
Fitch	Fitch Ratings, Inc.
Form 10-K	Annual Report on Form 10-K of Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas for the year ended December 31, 2025, as applicable
GAAP	U.S. generally accepted accounting principles
Georgia Power	Georgia Power Company
GHG	Greenhouse gas
GW	Gigawatt
Heating Degree Days	A measure of weather, calculated when the average daily temperatures are less than 65 degrees Fahrenheit
Heating Season	The period from November through March when Southern Company Gas' natural gas usage and operating revenues are generally higher
IIC	Intercompany Interchange Contract
Illinois Commission	Illinois Commerce Commission
Internal Revenue Code	Internal Revenue Code of 1986, as amended
IRA	Inflation Reduction Act of 2022
IRP	Integrated resource plan

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
ITC	Investment tax credit
Jurisdictional Separation Study Order	Authorization from the Alabama PSC in June 2025 for Alabama Power to defer certain costs associated with capacity previously allocated to wholesale electric services that is now being used for retail electric service
KWH	Kilowatt-hour
LIFO	Last-in, first-out
LTSA	Long-term service agreement
MEAG Power	Municipal Electric Authority of Georgia
Mississippi Power	Mississippi Power Company
mmBtu	Million British thermal units
Moody's	Moody's Investors Service, Inc.
MRA	Municipal and Rural Associations
MW	Megawatt
natural gas distribution utilities	Southern Company Gas' natural gas distribution utilities (Nicor Gas, Atlanta Gas Light, Virginia Natural Gas, and Chattanooga Gas)
NDR	Alabama Power's Natural Disaster Reserve
Nicor Gas	Northern Illinois Gas Company, a wholly-owned subsidiary of Southern Company Gas
N/M	Not meaningful
NRC	U.S. Nuclear Regulatory Commission
OBBB	One Big Beautiful Bill Act
OCI	Other comprehensive income
OPC	Oglethorpe Power Corporation (an electric membership corporation)
PEP	Mississippi Power's Performance Evaluation Plan
PowerSecure	PowerSecure, Inc., a wholly-owned subsidiary of Southern Company
PPA	Power purchase agreements, as well as, for Southern Power, contracts for differences that provide the owner of a renewable facility a certain fixed price for the electricity sold to the grid
PSC	Public Service Commission
PTC	Production tax credit
Rate CNP	Alabama Power's Rate Certificated New Plant, consisting of Rate CNP New Plant, Rate CNP Compliance, Rate CNP PPA, and Rate CNP Depreciation
Rate ECR	Alabama Power's Rate Energy Cost Recovery
Rate RSE	Alabama Power's Rate Stabilization and Equalization
Registrants	Southern Company, Alabama Power, Georgia Power, Mississippi Power, Southern Power Company, and Southern Company Gas
ROE	Return on equity
S&P	S&P Global Ratings, a division of S&P Global Inc.
SAVE	Steps to Advance Virginia's Energy, an infrastructure replacement program at Virginia Natural Gas
SCS	Southern Company Services, Inc., the Southern Company system service company and a wholly-owned subsidiary of Southern Company
SEC	U.S. Securities and Exchange Commission
SEGCO	Southern Electric Generating Company, 50% owned by each of Alabama Power and Georgia Power
SNG	Southern Natural Gas Company, L.L.C., a pipeline system in which Southern Company Gas has a 50% ownership interest
SOFR	Secured Overnight Financing Rate
Southern Company	The Southern Company
Southern Company Gas	Southern Company Gas and its subsidiaries
Southern Company Gas Capital	Southern Company Gas Capital Corporation, a wholly-owned subsidiary of Southern Company Gas

    Table of Contents                                Index to Financial Statements

DEFINITIONS
(continued)

Term	Meaning
Southern Company power pool	The operating arrangement whereby the integrated generating resources of the traditional electric operating companies and Southern Power (excluding subsidiaries) are subject to joint commitment and dispatch in order to serve their combined load obligations
Southern Company system	Southern Company, the traditional electric operating companies, Southern Power, Southern Company Gas, SEGCO, Southern Nuclear, SCS, Southern Linc, PowerSecure, and other subsidiaries
Southern Holdings	Southern Company Holdings, Inc., a wholly-owned subsidiary of Southern Company
Southern Linc	Southern Communications Services, Inc., a wholly-owned subsidiary of Southern Company, doing business as Southern Linc
Southern Nuclear	Southern Nuclear Operating Company, Inc., a wholly-owned subsidiary of Southern Company
Southern Power	Southern Power Company and its subsidiaries
SouthStar	SouthStar Energy Services, LLC (a Marketer), a wholly-owned subsidiary of Southern Company Gas
SP Solar	SP Solar Holdings I, LP, a limited partnership indirectly owning substantially all of Southern Power's solar and battery energy storage facilities, in which Southern Power has a 67% ownership interest
SP Wind	SP Wind Holdings II, LLC, a holding company owning a portfolio of eight operating wind facilities and wholly owned by Southern Power as of December 31, 2025, was previously in a tax equity arrangement where Southern Power was the controlling partner through December 31, 2025
SRR	Mississippi Power's System Restoration Rider, a tariff for retail property damage cost recovery and reserve
Subsidiary Registrants	Alabama Power, Georgia Power, Mississippi Power, Southern Power, and Southern Company Gas
Tax Reform Legislation	The Tax Cuts and Jobs Act, which became effective on January 1, 2018
traditional electric operating companies	Alabama Power, Georgia Power, and Mississippi Power
U.S. Treasury	U.S. Department of the Treasury
VIE	Variable interest entity
Virginia Commission	Virginia State Corporation Commission
Virginia Natural Gas	Virginia Natural Gas, Inc., a wholly-owned subsidiary of Southern Company Gas
Vogtle Owners	Georgia Power, OPC, MEAG Power, and Dalton

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

    Table of Contents                                Index to Financial Statements
PART I
Item 1. Financial Statements (Unaudited).

    Table of Contents                                Index to Financial Statements

THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Operating Revenues:
Retail electric revenues	$6,623	$5,707	$16,009	$15,065
Wholesale electric revenues	873	832	2,537	2,257
Other electric revenues	229	262	736	724
Natural gas revenues (includes alternative revenue programs of $(7), $(5), $(5), and $(32), respectively)	773	734	3,930	3,552
Other revenues	345	288	1,006	974
Total operating revenues	8,843	7,823	24,218	22,572
Operating Expenses:
Fuel	1,536	1,345	4,080	3,753
Purchased power	291	259	823	769
Cost of natural gas	99	116	1,201	1,046
Cost of other sales	191	156	548	522
Other operations and maintenance	1,848	1,643	5,209	4,948
Depreciation and amortization	1,444	1,422	4,298	4,030
Taxes other than income taxes	434	288	1,265	1,136
Total operating expenses	5,843	5,229	17,424	16,204
Operating Income	3,000	2,594	6,794	6,368
Other Income and (Expense):
Allowance for equity funds used during construction	140	90	388	243
Earnings from equity method investments	77	33	213	76
Interest expense, net of amounts capitalized	(842)	(755)	(2,415)	(2,343)
Other income (expense), net	171	149	508	459
Total other income and (expense)	(454)	(483)	(1,306)	(1,565)
Earnings Before Income Taxes	2,546	2,111	5,488	4,803
Income taxes	472	404	887	973
Consolidated Net Income	2,074	1,707	4,601	3,830
Net income (loss) attributable to noncontrolling interests	28	(4)	24	(95)
Consolidated Net Income Attributable to Southern Company	$2,046	$1,711	$4,577	$3,925
Common Stock Data:
Earnings per share -
Basic	$1.77	$1.55	$4.02	$3.56
Diluted	$1.76	$1.54	$4.00	$3.54
Average number of shares of common stock outstanding (in millions)
Basic	1,157	1,102	1,139	1,101
Diluted	1,160	1,110	1,143	1,108
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Consolidated Net Income	$2,074	$1,707	$4,601	$3,830
Other comprehensive income (loss):
Qualifying hedges:
Changes in fair value, net of tax of $—, $(5), $(4), and $12, respectively	2	(13)	(13)	36
Reclassification adjustment for amounts included in net income, net of tax of $1, $2, $4, and $(12), respectively	3	5	14	(38)
Pension and other postretirement benefit plans:
Benefit plan net gain (loss), net of tax of $—, $—, $—, and $—, respectively	—	—	1	1
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	1	—
Total other comprehensive income (loss)	5	(8)	3	(1)
Comprehensive Income	2,079	1,699	4,604	3,829
Comprehensive income (loss) attributable to noncontrolling interests	28	(4)	24	(95)
Consolidated Comprehensive Income Attributable to Southern Company	$2,051	$1,703	$4,580	$3,924
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
	(in millions)
Operating Activities:
Consolidated net income	$4,601	$3,830
Adjustments to reconcile consolidated net income to net cash provided from operating activities —
Depreciation and amortization, total	4,809	4,425
Deferred income taxes	460	355
Allowance for equity funds used during construction	(388)	(243)
Pension, postretirement, and other employee benefits	(430)	(414)
Settlement of asset retirement obligations	(457)	(471)
Stock based compensation expense	139	124
Retail fuel cost under recovery – long-term	(139)	(69)
Storm damage cost recovery – long-term	(141)	(262)
Other, net	49	47
Changes in certain current assets and liabilities —
-Receivables	(217)	200
-Retail fuel cost under recovery	279	439
-Fossil fuel for generation	164	121
-Materials and supplies	(278)	18
-Contract assets	(178)	(145)
-Other current assets	(165)	(42)
-Accounts payable	(358)	(747)
-Accrued taxes	316	432
-Accrued compensation	(154)	(126)
-Accrued interest	(149)	(79)
-Other current liabilities	117	(188)
Net cash provided from operating activities	7,880	7,205
Investing Activities:
Property additions	(10,200)	(8,702)
Contributions in aid of construction	559	250
Business acquisition	—	(635)
Nuclear decommissioning trust fund purchases	(1,462)	(1,212)
Nuclear decommissioning trust fund sales	1,462	1,212
Cost of removal, net of salvage	(555)	(479)
Change in construction payables, net	56	69
Payments pursuant to LTSAs	(141)	(87)
Other investing activities	(122)	(15)
Net cash used for investing activities	(10,403)	(9,599)
Financing Activities:
Increase (decrease) in notes payable, net	167	(993)
Proceeds —
Long-term debt	8,262	10,269
Short-term borrowings	550	200
Common stock	3,841	90
Redemptions and repurchases —
Long-term debt	(6,830)	(2,383)
Short-term borrowings	(550)	—
Distributions to noncontrolling interests	(127)	(118)
Payment of common stock dividends	(2,399)	(2,254)
Other financing activities	(286)	(176)
Net cash provided from financing activities	2,628	4,635
Net Change in Cash, Cash Equivalents, and Restricted Cash	105	2,241
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,640	1,101
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,745	$3,342
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $149 and $97 capitalized for 2026 and 2025, respectively)	$2,457	$2,173
Income taxes, net (excludes credit transfers)	210	231
Noncash transactions —
Accrued property additions at end of period	1,399	1,177
Right-of-use assets obtained under operating leases	162	131
Right-of-use assets obtained under finance leases	6	17
Issuance of common stock under dividend reinvestment plan	164	167
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$1,740	$1,639
Receivables —
Customer accounts	2,903	2,251
Unbilled revenues	737	931
Under recovered fuel clause revenues	196	316
Other accounts and notes	617	655
Accumulated provision for uncollectible accounts	(108)	(84)
Materials and supplies	2,479	2,202
Fossil fuel for generation	571	735
Natural gas for sale	419	396
Prepaid expenses	370	327
Contract assets	404	226
Regulatory assets – asset retirement obligations	353	353
Other regulatory assets	976	709
Other current assets	195	261
Total current assets	11,852	10,917
Property, Plant, and Equipment:
In service	154,135	146,114
Less: Accumulated depreciation	46,497	43,483
Plant in service, net of depreciation	107,638	102,631
Other utility plant, net	—	307
Nuclear fuel, at amortized cost	923	897
Construction work in progress	12,128	10,534
Total property, plant, and equipment	120,689	114,369
Other Property and Investments:
Goodwill	5,161	5,161
Nuclear decommissioning trusts, at fair value	3,050	2,947
Equity investments in unconsolidated subsidiaries	1,494	1,318
Other intangible assets, net of amortization of $463 and $444, respectively	281	300
Miscellaneous property and investments	686	714
Total other property and investments	10,672	10,440
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	1,375	1,358
Deferred charges related to income taxes	1,089	948
Prepaid pension costs	3,648	3,257
Unamortized loss on reacquired debt	175	187
Deferred under recovered fuel clause revenues	90	252
Regulatory assets – asset retirement obligations, deferred	5,133	5,129
Other regulatory assets, deferred	7,726	7,427
Other deferred charges and assets	1,755	1,436
Total deferred charges and other assets	20,991	19,994
Total Assets	$164,204	$155,720
The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
THE SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$3,613	$6,220
Notes payable	890	722
Accounts payable	3,435	3,710
Customer deposits	503	475
Accrued taxes —
Accrued income taxes	97	22
Other accrued taxes	1,012	982
Accrued interest	658	807
Accrued compensation	1,278	1,418
Asset retirement obligations	676	662
Liabilities from risk management activities, net of collateral	226	118
Operating lease obligations	210	197
Natural gas cost over recovery	225	158
Other regulatory liabilities	149	240
Other current liabilities	1,162	1,157
Total current liabilities	14,134	16,888
Long-Term Debt	69,498	65,649
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	12,771	12,133
Deferred credits related to income taxes	4,672	4,712
Accumulated deferred ITCs	2,285	2,002
Employee benefit obligations	993	980
Operating lease obligations, deferred	1,284	1,287
Asset retirement obligations, deferred	8,860	8,939
Other cost of removal obligations	2,099	2,036
Other regulatory liabilities, deferred	730	722
Other deferred credits and liabilities	2,072	1,505
Total deferred credits and other liabilities	35,766	34,316
Total Liabilities	119,398	116,853
Total Stockholders' Equity (See accompanying statements)	44,806	38,867
Total Liabilities and Stockholders' Equity	$164,204	$155,720
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

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Southern Company Common Stockholders' Equity
	Number of Common Shares		Common Stock				Accumulated Other Comprehensive Income (Loss)
	Issued	Treasury	Par Value	Paid-In Capital	Treasury	Retained Earnings		Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2025	1,120	(1)	$5,554	$15,740	$(59)	$14,856	$(75)	$2,851	$38,867
Consolidated net income (loss)	—	—	—	—	—	1,356	—	(18)	1,338
Other comprehensive income	—	—	—	—	—	—	2	—	2
Stock issued	8	—	34	555	—	—	—	—	589
Stock-based compensation	—	—	—	(9)	—	—	—	—	(9)
Dividends of $0.74 per share	—	—	—	—	—	(830)	—	—	(830)
Capital contributions from noncontrolling interests	—	—	—	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(46)	(46)
Other	—	—	—	(1)	(1)	—	—	(1)	(3)
Balance at March 31, 2026	1,128	(1)	$5,588	$16,285	$(60)	$15,382	$(73)	$2,790	$39,912
Consolidated net income	—	—	—	—	—	1,174	—	14	1,188
Other comprehensive income (loss)	—	—	—	—	—	—	(5)	—	(5)
Change in par value from $5.00 to $0.01	—	—	(5,577)	5,577	—	—	—	—	—
Stock issued	23	—	—	2,116	—	—	—	—	2,116
Stock-based compensation	—	—	—	15	—	—	—	—	15
Dividends of $0.76 per share	—	—	—	—	—	(858)	—	—	(858)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(32)	(32)
Other	—	—	—	5	(1)	2	—	—	6
Balance at June 30, 2026	1,151	(1)	$11	$23,998	$(61)	$15,700	$(78)	$2,772	$42,342
Consolidated net income	—	—	—	—	—	2,046	—	28	2,074
Other comprehensive income	—	—	—	—	—	—	5	—	5
Stock issued	14	—	1	1,299	—	—	—	—	1,300
Stock-based compensation	—	—	—	26	—	—	—	—	26
Dividends of $0.76 per share	—	—	—	—	—	(875)	—	—	(875)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(51)	(51)
Other	—	—	—	(22)	5	1	—	1	(15)
Balance at September 30, 2026	1,165	(1)	$12	$25,301	$(56)	$16,872	$(73)	$2,750	$44,806

The accompanying notes as they relate to Southern Company are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$2,239	$2,046	$5,678	$5,487
Wholesale revenues, non-affiliates	99	137	302	326
Wholesale revenues, affiliates	56	28	230	132
Other revenues	115	107	354	353
Total operating revenues	2,509	2,318	6,564	6,298
Operating Expenses:
Fuel	498	416	1,262	1,139
Purchased power, non-affiliates	65	56	201	180
Purchased power, affiliates	78	97	203	218
Other operations and maintenance	452	434	1,260	1,370
Depreciation and amortization	390	380	1,157	1,121
Taxes other than income taxes	120	115	371	365
Total operating expenses	1,603	1,498	4,454	4,393
Operating Income	906	820	2,110	1,905
Other Income and (Expense):
Allowance for equity funds used during construction	19	18	56	54
Interest expense, net of amounts capitalized	(115)	(119)	(347)	(343)
Other income (expense), net	61	44	177	128
Total other income and (expense)	(35)	(57)	(114)	(161)
Earnings Before Income Taxes	871	763	1,996	1,744
Income taxes	210	175	473	401
Net Income	$661	$588	$1,523	$1,343
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Net Income	$661	$588	$1,523	$1,343
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $—, and $—, respectively	1	—	—	—
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $1, respectively	—	1	—	2
Total other comprehensive income	1	1	—	2
Comprehensive Income	$662	$589	$1,523	$1,345
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
	(in millions)
Operating Activities:
Net income	$1,523	$1,343
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,310	1,226
Deferred income taxes	89	127
Pension, postretirement, and other employee benefits	(155)	(148)
Settlement of asset retirement obligations	(188)	(202)
Retail fuel cost under recovery – long-term	(139)	(69)
Other, net	(39)	(75)
Changes in certain current assets and liabilities —
-Receivables	(220)	(125)
-Fossil fuel stock	107	71
-Prepayments	(34)	(56)
-Other current assets	(22)	10
-Accounts payable	(252)	(286)
-Accrued taxes	220	237
-Accrued compensation	(68)	(51)
-Customer refunds	2	(110)
-Other current liabilities	(30)	(92)
Net cash provided from operating activities	2,104	1,800
Investing Activities:
Property additions	(1,498)	(1,554)
Contributions in aid of construction	274	31
Business acquisition	—	(635)
Nuclear decommissioning trust fund purchases	(480)	(407)
Nuclear decommissioning trust fund sales	480	407
Cost of removal, net of salvage	(158)	(137)
Change in construction payables, net of joint owner portion	46	(52)
Other investing activities	(22)	(14)
Net cash used for investing activities	(1,358)	(2,361)
Financing Activities:
Proceeds —
Senior notes	—	1,100
Other long-term debt	—	4
Redemptions —
Senior notes	—	(250)
Other long-term debt	(45)	—
Capital contributions from parent company	307	591
Payment of common stock dividends	(902)	(914)
Other financing activities	6	(12)
Net cash provided from (used for) financing activities	(634)	519
Net Change in Cash, Cash Equivalents, and Restricted Cash	112	(42)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	566	585
Cash, Cash Equivalents, and Restricted Cash at End of Period	$678	$543
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $17 and $16 capitalized for 2026 and 2025, respectively)	$380	$347
Income taxes, net	331	243
Noncash transactions —
Accrued property additions at end of period	147	96
Right-of-use assets obtained under operating leases	20	8
Right-of-use assets obtained under finance leases	3	4
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$678	$566
Receivables —
Customer accounts	887	470
Unbilled revenues	183	189
Affiliated	111	126
Other accounts and notes	78	113
Accumulated provision for uncollectible accounts	(26)	(23)
Fossil fuel stock	196	303
Materials and supplies	741	732
Prepaid expenses	119	86
Other regulatory assets	363	344
Other current assets	90	80
Total current assets	3,420	2,986
Property, Plant, and Equipment:
In service	41,131	38,915
Less: Accumulated provision for depreciation	14,294	12,816
Plant in service, net of depreciation	26,837	26,099
Other utility plant, net	—	307
Nuclear fuel, at amortized cost	293	290
Construction work in progress	1,439	1,441
Total property, plant, and equipment	28,569	28,137
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,614	1,542
Equity investments in unconsolidated subsidiaries	52	48
Miscellaneous property and investments	128	123
Total other property and investments	1,794	1,713
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	95	86
Deferred charges related to income taxes	264	261
Prepaid pension and other postretirement benefit costs	1,098	1,016
Regulatory assets – asset retirement obligations	1,515	1,518
Other regulatory assets, deferred	2,237	1,982
Other deferred charges and assets	439	425
Total deferred charges and other assets	5,648	5,288
Total Assets	$39,431	$38,124
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$852	$625
Accounts payable —
Affiliated	294	294
Other	452	576
Customer deposits	116	113
Accrued taxes	292	105
Accrued interest	101	134
Accrued compensation	238	275
Asset retirement obligations	263	256
Other regulatory liabilities	37	89
Other current liabilities	155	135
Total current liabilities	2,800	2,602
Long-Term Debt	11,123	11,388
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,364	4,209
Deferred credits related to income taxes	1,569	1,585
Accumulated deferred ITCs	99	115
Employee benefit obligations	142	152
Operating lease obligations	85	78
Asset retirement obligations, deferred	3,352	3,423
Other regulatory liabilities, deferred	224	252
Other deferred credits and liabilities	746	326
Total deferred credits and other liabilities	10,581	10,140
Total Liabilities	24,504	24,130
Common Stockholder's Equity (See accompanying statements)	14,927	13,994
Total Liabilities and Stockholder's Equity	$39,431	$38,124
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
ALABAMA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2024	31	$1,222	$7,657	$4,214	$(5)	$13,088
Net income	—	—	—	375	—	375
Capital contributions from parent company	—	—	527	—	—	527
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(305)	—	(305)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2025	31	$1,222	$8,184	$4,284	$(5)	$13,685
Net income	—	—	—	381	—	381
Capital contributions from parent company	—	—	38	—	—	38
Cash dividends on common stock	—	—	—	(304)	—	(304)
Other	—	—	—	(1)	1	—
Balance at June 30, 2025	31	$1,222	$8,222	$4,360	$(4)	$13,800
Net income	—	—	—	588	—	588
Capital contributions from parent company	—	—	31	—	—	31
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(305)	—	(305)
Other	—	—	—	—	(1)	(1)
Balance at September 30, 2025	31	$1,222	$8,253	$4,643	$(4)	$14,114

Balance at December 31, 2025	31	$1,222	$8,263	$4,512	$(3)	$13,994
Net income	—	—	—	425	—	425
Capital contributions from parent company	—	—	226	—	—	226
Cash dividends on common stock	—	—	—	(301)	—	(301)
Balance at March 31, 2026	31	$1,222	$8,489	$4,636	$(3)	$14,344
Net income	—	—	—	437	—	437
Capital contributions from parent company	—	—	53	—	—	53
Other comprehensive income (loss)	—	—	—	—	(2)	(2)
Cash dividends on common stock	—	—	—	(300)	—	(300)
Other	—	—	—	(1)	—	(1)
Balance at June 30, 2026	31	$1,222	$8,542	$4,772	$(5)	$14,531
Net income	—	—	—	661	—	661
Capital contributions from parent company	—	—	34	—	—	34
Other comprehensive income	—	—	—	—	1	1
Cash dividends on common stock	—	—	—	(301)	—	(301)
Other	—	—	—	1	—	1
Balance at September 30, 2026	31	$1,222	$8,576	$5,133	$(4)	$14,927
The accompanying notes as they relate to Alabama Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$4,082	$3,359	$9,474	$8,754
Wholesale revenues	148	140	495	390
Other revenues	241	271	777	774
Total operating revenues	4,471	3,770	10,746	9,918
Operating Expenses:
Fuel	646	567	1,713	1,567
Purchased power, non-affiliates	195	176	524	516
Purchased power, affiliates	243	202	716	664
Other operations and maintenance	766	616	2,103	1,897
Depreciation and amortization	516	526	1,504	1,541
Taxes other than income taxes	211	75	525	417
Total operating expenses	2,577	2,162	7,085	6,602
Operating Income	1,894	1,608	3,661	3,316
Other Income and (Expense):
Allowance for equity funds used during construction	112	67	313	171
Interest expense, net of amounts capitalized	(249)	(200)	(680)	(585)
Other income (expense), net	59	51	166	162
Total other income and (expense)	(78)	(82)	(201)	(252)
Earnings Before Income Taxes	1,816	1,526	3,460	3,064
Income taxes	293	278	529	612
Net Income	$1,523	$1,248	$2,931	$2,452
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Net Income	$1,523	$1,248	$2,931	$2,452
Other comprehensive income:
Qualifying hedges:
Changes in fair value, net of tax of $—, $—, $—, and $1, respectively	—	—	—	3
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $—, and $—, respectively	—	—	—	1
Total other comprehensive income	—	—	—	4
Comprehensive Income	$1,523	$1,248	$2,931	$2,456
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
	(in millions)
Operating Activities:
Net income	$2,931	$2,452
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	1,731	1,770
Deferred income taxes	98	277
Allowance for equity funds used during construction	(313)	(171)
Pension, postretirement, and other employee benefits	(209)	(208)
Settlement of asset retirement obligations	(232)	(236)
Storm damage accruals	75	24
Storm damage cost recovery – long-term	(141)	(262)
Other, net	(52)	(160)
Changes in certain current assets and liabilities —
-Receivables	(406)	(104)
-Retail fuel cost under recovery	270	483
-Materials and supplies	(225)	17
-Contract assets	(136)	(132)
-Other current assets	(7)	(12)
-Accounts payable	127	(385)
-Accrued taxes	144	90
-Other current liabilities	(4)	41
Net cash provided from operating activities	3,651	3,484
Investing Activities:
Property additions	(6,348)	(5,014)
Contributions in aid of construction	232	128
Nuclear decommissioning trust fund purchases	(982)	(805)
Nuclear decommissioning trust fund sales	982	805
Cost of removal, net of salvage	(300)	(226)
Change in construction payables, net of joint owner portion	(41)	24
Other investing activities	(105)	(101)
Net cash used for investing activities	(6,562)	(5,189)
Financing Activities:
Decrease in notes payable, net	(160)	—
Proceeds —
Senior notes	1,300	3,100
Short-term borrowings	250	200
Revenue bonds	40	—
FFB loan	1,016	—
Redemptions and repurchases —
Senior notes	(725)	(700)
Short-term borrowings	(250)	—
FFB loan	(64)	(64)
Revenue bonds	(54)	(45)
Other long-term debt	(400)	—
Capital contributions from parent company	4,147	1,741
Payment of common stock dividends	(1,931)	(1,657)
Other financing activities	(57)	(51)
Net cash provided from financing activities	3,112	2,524
Net Change in Cash, Cash Equivalents, and Restricted Cash	201	819
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	59	118
Cash, Cash Equivalents, and Restricted Cash at End of Period	$260	$937
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $91 and $54 capitalized for 2026 and 2025, respectively)	$645	$576
Income taxes, net (excludes credit transfers)	187	39
Noncash transactions —
Accrued property additions at end of period	997	748
Right-of-use assets obtained under operating leases	59	30
Right-of-use assets obtained under finance leases	1,470	13
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$260	$59
Receivables —
Customer accounts, net	1,342	993
Unbilled revenues	429	346
Under recovered retail fuel clause revenues	162	310
Joint owner accounts	114	195
Affiliated	103	96
Other accounts and notes	168	61
Fossil fuel stock	320	362
Materials and supplies	1,223	994
Contract assets	296	160
Regulatory assets – asset retirement obligations	222	222
Other regulatory assets	509	335
Other current assets	132	125
Total current assets	5,280	4,258
Property, Plant, and Equipment:
In service	64,977	59,458
Less: Accumulated provision for depreciation	16,622	15,957
Plant in service, net of depreciation	48,355	43,501
Nuclear fuel, at amortized cost	630	606
Construction work in progress	8,471	6,764
Total property, plant, and equipment	57,456	50,871
Other Property and Investments:
Nuclear decommissioning trusts, at fair value	1,436	1,405
Equity investments in unconsolidated subsidiaries	39	40
Miscellaneous property and investments	230	231
Total other property and investments	1,705	1,676
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	883	1,120
Deferred charges related to income taxes	800	660
Prepaid pension costs	1,217	1,099
Deferred under recovered retail fuel clause revenues	90	212
Regulatory assets – asset retirement obligations, deferred	3,391	3,382
Other regulatory assets, deferred	4,074	4,032
Other deferred charges and assets	1,052	767
Total deferred charges and other assets	11,507	11,272
Total Assets	$75,948	$68,077
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$1,129	$1,370
Notes payable	—	160
Accounts payable —
Affiliated	1,050	992
Other	1,660	1,728
Customer deposits	281	267
Accrued taxes	822	678
Accrued interest	219	234
Accrued compensation	293	327
Operating lease obligations	135	170
Asset retirement obligations	367	360
Other regulatory liabilities	29	52
Other current liabilities	360	332
Total current liabilities	6,345	6,670
Long-Term Debt	22,900	20,122
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	4,749	4,811
Deferred credits related to income taxes	2,243	2,225
Accumulated deferred ITCs	702	354
Employee benefit obligations	176	189
Operating lease obligations, deferred	727	960
Asset retirement obligations, deferred	5,176	5,167
Other deferred credits and liabilities	744	545
Total deferred credits and other liabilities	14,517	14,251
Total Liabilities	43,762	41,043
Common Stockholder's Equity (See accompanying statements)	32,186	27,034
Total Liabilities and Stockholder's Equity	$75,948	$68,077
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
GEORGIA POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2024	9	$398	$19,708	$3,562	$13	$23,681
Net income	—	—	—	596	—	596
Capital contributions from parent company	—	—	702	—	—	702
Other comprehensive income (loss)	—	—	—	—	(1)	(1)
Cash dividends on common stock	—	—	—	(552)	—	(552)
Balance at March 31, 2025	9	$398	$20,410	$3,606	$12	$24,426
Net income	—	—	—	607	—	607
Capital contributions from parent company	—	—	972	—	—	972
Other comprehensive income	—	—	—	—	4	4
Cash dividends on common stock	—	—	—	(553)	—	(553)
Other	—	—	—	1	—	1
Balance at June 30, 2025	9	$398	$21,382	$3,661	$16	$25,457
Net income	—	—	—	1,248	—	1,248
Capital contributions from parent company	—	—	73	—	—	73
Cash dividends on common stock	—	—	—	(552)	—	(552)
Other	—	—	—	1	—	1
Balance at September 30, 2025	9	$398	$21,455	$4,358	$16	$26,227

Balance at December 31, 2025	9	$398	$22,416	$4,204	$16	$27,034
Net income	—	—	—	628	—	628
Capital contributions from parent company	—	—	1,500	—	—	1,500
Cash dividends on common stock	—	—	—	(644)	—	(644)
Other	—	—	—	1	—	1
Balance at March 31, 2026	9	$398	$23,916	$4,189	$16	$28,519
Net income	—	—	—	779	—	779
Capital contributions from parent company	—	—	965	—	—	965
Cash dividends on common stock	—	—	—	(643)	—	(643)
Balance at June 30, 2026	9	$398	$24,881	$4,325	$16	$29,620
Net income	—	—	—	1,523	—	1,523
Capital contributions from parent company	—	—	1,687	—	—	1,687
Cash dividends on common stock	—	—	—	(644)	—	(644)
Balance at September 30, 2026	9	$398	$26,568	$5,204	$16	$32,186
The accompanying notes as they relate to Georgia Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Operating Revenues:
Retail revenues	$302	$302	$857	$824
Wholesale revenues, non-affiliates	89	72	251	205
Wholesale revenues, affiliates	98	94	229	230
Other revenues	8	12	35	42
Total operating revenues	497	480	1,372	1,301
Operating Expenses:
Fuel and purchased power	180	179	508	488
Other operations and maintenance	97	94	291	261
Depreciation and amortization	56	53	170	157
Taxes other than income taxes	37	37	109	106
Total operating expenses	370	363	1,078	1,012
Operating Income	127	117	294	289
Other Income and (Expense):
Interest expense, net of amounts capitalized	(21)	(19)	(62)	(59)
Other income (expense), net	10	10	30	26
Total other income and (expense)	(11)	(9)	(32)	(33)
Earnings Before Income Taxes	116	108	262	256
Income taxes	27	24	61	58
Net Income and Comprehensive Income	$89	$84	$201	$198
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
	(in millions)
Operating Activities:
Net income	$201	$198
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	187	173
Deferred income taxes	17	(7)
Pension, postretirement, and other employee benefits	(14)	(14)
Settlement of asset retirement obligations	(16)	(14)
Plant acquisition regulatory liability	—	36
Other, net	3	(6)
Changes in certain current assets and liabilities —
-Receivables	(61)	(24)
-Retail fuel cost under recovery	9	(30)
-Fossil fuel stock	13	24
-Prepaid income taxes	—	11
-Other current assets	(16)	(2)
-Accounts payable	(24)	(12)
-Accrued taxes	(6)	10
-Accrued interest	(12)	(10)
-Accrued compensation	(10)	(10)
-Wholesale fuel cost over recovery	—	(20)
-Other current liabilities	(6)	(4)
Net cash provided from operating activities	265	299
Investing Activities:
Property additions	(281)	(232)
Contributions in aid of construction	4	57
Cost of removal, net of salvage	(26)	(44)
Change in construction payables, net	7	(27)
Payments pursuant to LTSAs	(17)	(15)
Other investing activities	(2)	(2)
Net cash used for investing activities	(315)	(263)
Financing Activities:
Decrease in notes payable, net	—	(14)
Proceeds —
Senior notes	75	100
Other long-term debt	150	—
Redemptions —
Senior notes	(65)	—
Revenue bonds	—	(11)
Capital contributions from parent company	99	57
Payment of common stock dividends	(144)	(145)
Other financing activities	(2)	(2)
Net cash provided from (used for) financing activities	113	(15)
Net Change in Cash, Cash Equivalents, and Restricted Cash	63	21
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	26	13
Cash, Cash Equivalents, and Restricted Cash at End of Period	$89	$34
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest	$73	$69
Income taxes, net	29	25
Noncash transactions —
Accrued property additions at end of period	46	22
Right-of-use assets obtained under operating leases	4	—
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$89	$26
Receivables —
Customer accounts, net	81	50
Unbilled revenues	47	44
Under recovered retail fuel clause revenues	31	—
Affiliated	55	26
Other accounts and notes	19	22
Fossil fuel stock	33	46
Materials and supplies	104	101
Other regulatory assets	65	49
Other current assets	18	10
Total current assets	542	374
Property, Plant, and Equipment:
In service	6,148	5,972
Less: Accumulated provision for depreciation	2,065	1,922
Plant in service, net of depreciation	4,083	4,050
Construction work in progress	265	238
Total property, plant, and equipment	4,348	4,288
Other Property and Investments	138	143
Deferred Charges and Other Assets:
Deferred charges related to income taxes	24	25
Prepaid pension costs	167	151
Deferred under recovered retail fuel clause revenues	—	40
Regulatory assets – asset retirement obligations	228	229
Other regulatory assets, deferred	246	255
Accumulated deferred income taxes	53	66
Other deferred charges and assets	82	66
Total deferred charges and other assets	800	832
Total Assets	$5,828	$5,637
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$76	$66
Accounts payable —
Affiliated	77	70
Other	66	77
Accrued taxes	121	125
Accrued compensation	43	49
Asset retirement obligations	17	21
Other regulatory liabilities	23	20
Other current liabilities	83	92
Total current liabilities	506	520
Long-Term Debt	1,870	1,720
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	500	491
Deferred credits related to income taxes	191	211
Employee benefit obligations	65	67
Asset retirement obligations, deferred	95	103
Other cost of removal obligations	98	115
Other regulatory liabilities, deferred	137	141
Other deferred credits and liabilities	20	80
Total deferred credits and other liabilities	1,106	1,208
Total Liabilities	3,482	3,448
Common Stockholder's Equity (See accompanying statements)	2,346	2,189
Total Liabilities and Stockholder's Equity	$5,828	$5,637
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements
MISSISSIPPI POWER COMPANY
CONDENSED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY (UNAUDITED)

	Number of Common Shares Issued	Common Stock	Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2024	1	$38	$4,791	$(2,745)	$5	$2,089
Net income	—	—	—	55	—	55
Capital contributions from parent company	—	—	51	—	—	51
Cash dividends on common stock	—	—	—	(48)	—	(48)
Other	—	—	—	—	(1)	(1)
Balance at March 31, 2025	1	$38	$4,842	$(2,738)	$4	$2,146
Net income	—	—	—	59	—	59
Capital contributions from parent company	—	—	7	—	—	7
Cash dividends on common stock	—	—	—	(49)	—	(49)
Other	—	—	—	1	—	1
Balance at June 30, 2025	1	$38	$4,849	$(2,727)	$4	$2,164
Net income	—	—	—	84	—	84
Capital contributions from parent company	—	—	1	—	—	1
Cash dividends on common stock	—	—	—	(48)	—	(48)
Other	—	—	—	(1)	—	(1)
Balance at September 30, 2025	1	$38	$4,850	$(2,692)	$4	$2,200

Balance at December 31, 2025	1	$38	$4,871	$(2,724)	$4	$2,189
Net income	—	—	—	60	—	60
Capital contributions from parent company	—	—	90	—	—	90
Cash dividends on common stock	—	—	—	(48)	—	(48)
Balance at March 31, 2026	1	$38	$4,961	$(2,712)	$4	$2,291
Net income	—	—	—	52	—	52
Capital contributions from parent company	—	—	7	—	—	7
Cash dividends on common stock	—	—	—	(48)	—	(48)
Balance at June 30, 2026	1	$38	$4,968	$(2,708)	$4	$2,302
Net income	—	—	—	89	—	89
Capital contributions from parent company	—	—	3	—	—	3
Cash dividends on common stock	—	—	—	(48)	—	(48)
Balance at September 30, 2026	1	$38	$4,971	$(2,667)	$4	$2,346
The accompanying notes as they relate to Mississippi Power are an integral part of these condensed financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Operating Revenues:
Wholesale revenues, non-affiliates	$556	$498	$1,572	$1,368
Wholesale revenues, affiliates	137	112	329	341
Other revenues	6	3	13	17
Total operating revenues	699	613	1,914	1,726
Operating Expenses:
Fuel	193	168	577	523
Purchased power	44	32	138	91
Other operations and maintenance	131	128	406	384
Depreciation and amortization	259	247	817	576
Taxes other than income taxes	11	12	37	37
Total operating expenses	638	587	1,975	1,611
Operating Income (Loss)	61	26	(61)	115
Other Income and (Expense):
Interest expense, net of amounts capitalized	(28)	(25)	(83)	(76)
Other income (expense), net	2	4	6	10
Total other income and (expense)	(26)	(21)	(77)	(66)
Earnings (Loss) Before Income Taxes	35	5	(138)	49
Income taxes (benefit)	(45)	6	(192)	3
Net Income (Loss)	80	(1)	54	46
Net income (loss) attributable to noncontrolling interests	28	(4)	24	(95)
Net Income Attributable to Southern Power	$52	$3	$30	$141
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Net Income (Loss)	$80	$(1)	$54	$46
Other comprehensive loss:
Qualifying hedges:
Changes in fair value, net of tax of $—, $(2), $(5), and $15, respectively	(1)	(6)	(15)	45
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $4. and $(15), respectively	—	1	13	(46)
Total other comprehensive loss	(1)	(5)	(2)	(1)
Comprehensive Income (Loss)	79	(6)	52	45
Comprehensive income (loss) attributable to noncontrolling interests	28	(4)	24	(95)
Comprehensive Income (Loss) Attributable to Southern Power	$51	$(2)	$28	$140
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
	(in millions)
Operating Activities:
Net income	$54	$46
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	833	593
Deferred income taxes	(117)	(27)
Utilization of federal tax credit carryforward	197	(95)
Amortization of ITCs	(44)	(44)
Loss on damaged equipment	22	—
Other, net	(10)	16
Changes in certain current assets and liabilities —
-Receivables	(53)	19
-Other current assets	22	3
-Accounts payable	(5)	(25)
-Accrued taxes	18	52
-Other current liabilities	11	(17)
Net cash provided from operating activities	928	521
Investing Activities:
Property additions	(600)	(620)
Change in construction payables	3	78
Payments pursuant to LTSAs	(47)	(42)
Other investing activities	(3)	—
Net cash used for investing activities	(647)	(584)
Financing Activities:
Increase (decrease) in notes payable, net	(138)	2
Proceeds — Senior notes	600	1,100
Redemptions — Senior notes	(564)	—
Capital contributions from parent company	467	157
Capital contributions from noncontrolling interests	4	23
Distributions to noncontrolling interests	(127)	(118)
Payment of common stock dividends	(215)	(209)
Other financing activities	(11)	(13)
Net cash provided from financing activities	16	942
Net Change in Cash, Cash Equivalents, and Restricted Cash	297	879
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	105	168
Cash, Cash Equivalents, and Restricted Cash at End of Period	$402	$1,047
Supplemental Cash Flow Information:
Cash paid (received) during the period for —
Interest (net of $31 and $15 capitalized for 2026 and 2025, respectively)	$75	$77
Income taxes, net (excludes credit transfers)	(129)	163
Noncash transactions —
Accrued property additions at end of period	66	138
Right-of-use assets obtained under operating leases	—	2
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$402	$105
Receivables —
Customer accounts, net	184	151
Affiliated	44	35
Other	28	16
Materials and supplies	138	132
Prepaid income taxes	123	8
Other current assets	55	81
Total current assets	974	528
Property, Plant, and Equipment:
In service	15,566	15,034
Less: Accumulated provision for depreciation	5,580	5,214
Plant in service, net of depreciation	9,986	9,820
Construction work in progress	699	1,080
Total property, plant, and equipment	10,685	10,900
Other Property and Investments:
Intangible assets, net of amortization of $203 and $188, respectively	189	203
Net investment in sales-type leases	132	137
Total other property and investments	321	340
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	472	479
Prepaid LTSAs	201	170
Other deferred charges and assets	268	240
Total deferred charges and other assets	941	889
Total Assets	$12,921	$12,657
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholders' Equity	At September 30, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$—	$587
Notes payable	—	138
Accounts payable —
Affiliated	88	88
Other	104	93
Accrued taxes	28	9
Accrued interest	46	38
Accrued compensation	35	36
Operating lease obligations	31	31
Contract retention	22	28
Other current liabilities	23	28
Total current liabilities	377	1,076
Long-Term Debt	2,951	2,353
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	795	579
Accumulated deferred ITCs	1,339	1,383
Operating lease obligations, deferred	507	510
Other deferred credits and liabilities	254	235
Total deferred credits and other liabilities	2,895	2,707
Total Liabilities	6,223	6,136
Total Stockholders' Equity (See accompanying statements)	6,698	6,521
Total Liabilities and Stockholders' Equity	$12,921	$12,657
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

    Table of Contents                                Index to Financial Statements
SOUTHERN POWER COMPANY AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholders' Equity	Noncontrolling Interests	Total
	(in millions)
Balance at December 31, 2025	$1,912	$1,758	$—	$3,670	$2,851	$6,521
Net income (loss)	—	4	—	4	(18)	(14)
Other comprehensive income	—	—	2	2	—	2
Cash dividends on common stock	—	(72)	—	(72)	—	(72)
Capital contributions from noncontrolling interests	—	—	—	—	4	4
Distributions to noncontrolling interests	—	—	—	—	(46)	(46)
Other	(1)	1	—	—	(1)	(1)
Balance at March 31, 2026	$1,911	$1,691	$2	$3,604	$2,790	$6,394
Net income (loss)	—	(25)	—	(25)	14	(11)
Capital contributions from parent company	465	—	—	465	—	465
Other comprehensive income (loss)	—	—	(3)	(3)	—	(3)
Cash dividends on common stock	—	(71)	—	(71)	—	(71)
Distributions to noncontrolling interests	—	—	—	—	(32)	(32)
Other	1	(1)	—	—	—	—
Balance at June 30, 2026	$2,377	$1,594	$(1)	$3,970	$2,772	$6,742
Net income	—	52	—	52	28	80
Other comprehensive income (loss)	—	—	(1)	(1)	—	(1)
Cash dividends on common stock	—	(72)	—	(72)	—	(72)
Distributions to noncontrolling interests	—	—	—	—	(51)	(51)
Other	(1)	—	—	(1)	1	—
Balance at September 30, 2026	$2,376	$1,574	$(2)	$3,948	$2,750	$6,698
The accompanying notes as they relate to Southern Power are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements

SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Operating Revenues:
Natural gas revenues (includes revenue taxes of $13, $12, $108, and $102, respectively)	$773	$734	$3,930	$3,552
Total operating revenues	773	734	3,930	3,552
Operating Expenses:
Cost of natural gas	99	116	1,201	1,046
Other operations and maintenance	346	314	1,030	929
Depreciation and amortization	196	176	565	517
Taxes other than income taxes	52	48	218	206
Total operating expenses	693	654	3,014	2,698
Operating Income	80	80	916	854
Other Income and (Expense):
Earnings from equity method investments	31	31	108	93
Interest expense, net of amounts capitalized	(107)	(94)	(313)	(277)
Other income (expense), net	25	14	66	48
Total other income and (expense)	(51)	(49)	(139)	(136)
Earnings Before Income Taxes	29	31	777	718
Income taxes	8	6	184	169
Net Income	$21	$25	$593	$549
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Net Income	$21	$25	$593	$549
Other comprehensive loss:
Qualifying hedges:
Changes in fair value, net of tax of $(2), $(3), $(1), and $(1), respectively	(6)	(8)	(4)	(2)
Reclassification adjustment for amounts included in net income, net of tax of $1, $—, $(1), and $1, respectively	2	1	(2)	1
Pension and other postretirement benefit plans:
Reclassification adjustment for amounts included in net income, net of tax of $—, $—, $(1), and $—, respectively	—	—	(1)	(1)
Total other comprehensive loss	(4)	(7)	(7)	(2)
Comprehensive Income	$17	$18	$586	$547
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2026	2025
	(in millions)
Operating Activities:
Net income	$593	$549
Adjustments to reconcile net income to net cash provided from operating activities —
Depreciation and amortization, total	559	512
Deferred income taxes	113	188
Other, net	6	—
Changes in certain current assets and liabilities —
-Receivables	521	328
-Natural gas for sale, net of temporary LIFO liquidation	(26)	(27)
-Natural gas cost under recovery	(28)	(18)
-Other current assets	(23)	(8)
-Accounts payable	(187)	(103)
-Natural gas cost over recovery	68	(30)
-Other current liabilities	(71)	(13)
Net cash provided from operating activities	1,525	1,378
Investing Activities:
Property additions	(1,359)	(1,207)
Contributions in aid of construction	49	28
Cost of removal, net of salvage	(67)	(70)
Change in construction payables, net	53	45
Capital contributions to unconsolidated subsidiaries	(153)	(43)
Returned investment in unconsolidated subsidiaries	17	128
Other investing activities	(1)	—
Net cash used for investing activities	(1,461)	(1,119)
Financing Activities:
Decrease in notes payable, net	(208)	(312)
Proceeds —
Senior notes	550	850
Other long-term debt	500	—
Redemptions —
Senior notes	(350)	—
First mortgage bonds	(150)	(50)
Return of capital to parent company	—	(23)
Capital contributions from parent company	36	40
Payment of common stock dividends	(422)	(446)
Other financing activities	(19)	(16)
Net cash provided from (used for) financing activities	(63)	43
Net Change in Cash, Cash Equivalents, and Restricted Cash	1	302
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	15	44
Cash, Cash Equivalents, and Restricted Cash at End of Period	$16	$346
Supplemental Cash Flow Information:
Cash paid during the period for —
Interest (net of $9 and $12 capitalized for 2026 and 2025, respectively)	$338	$297
Income taxes, net	85	16
Noncash transactions —
Accrued property additions at end of period	165	87
Right-of-use assets obtained under operating leases	1	60
Return of capital to parent company	—	33
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets	At September 30, 2026	At December 31, 2025
	(in millions)
Current Assets:
Cash and cash equivalents	$12	$15
Receivables —
Customer accounts	239	490
Unbilled revenues	65	341
Other accounts and notes	68	57
Accumulated provision for uncollectible accounts	(53)	(50)
Materials and supplies	58	62
Natural gas for sale	419	396
Prepaid expenses	28	26
Other regulatory assets	171	114
Other current assets	53	66
Total current assets	1,060	1,517
Property, Plant, and Equipment:
In service	25,074	24,098
Less: Accumulated depreciation	6,553	6,273
Plant in service, net of depreciation	18,521	17,825
Construction work in progress	1,082	863
Total property, plant, and equipment	19,603	18,688
Other Property and Investments:
Goodwill	5,015	5,015
Equity investments in unconsolidated subsidiaries	1,296	1,182
Other intangible assets, net of amortization of $181 and $179, respectively	1	3
Miscellaneous property and investments	24	24
Total other property and investments	6,336	6,224
Deferred Charges and Other Assets:
Operating lease right-of-use assets, net of amortization	77	85
Prepaid pension and other postretirement benefit costs	307	229
Other regulatory assets, deferred	539	517
Other deferred charges and assets	134	127
Total deferred charges and other assets	1,057	958
Total Assets	$28,056	$27,387
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Liabilities and Stockholder's Equity	At September 30, 2026	At December 31, 2025
	(in millions)
Current Liabilities:
Securities due within one year	$185	$531
Notes payable	217	425
Accounts payable —
Affiliated	67	70
Other	447	553
Customer deposits	87	75
Accrued taxes	79	107
Accrued interest	75	100
Accrued compensation	136	137
Natural gas cost over recovery	225	158
Other regulatory liabilities	17	36
Other current liabilities	120	110
Total current liabilities	1,655	2,302
Long-Term Debt	9,600	8,743
Deferred Credits and Other Liabilities:
Accumulated deferred income taxes	2,080	1,971
Deferred credits related to income taxes	661	681
Employee benefit obligations	134	78
Operating lease obligations	118	123
Other cost of removal obligations	2,002	1,921
Accrued environmental remediation	231	207
Other deferred credits and liabilities	241	234
Total deferred credits and other liabilities	5,467	5,215
Total Liabilities	16,722	16,260
Common Stockholder's Equity (See accompanying statements)	11,334	11,127
Total Liabilities and Stockholder's Equity	$28,056	$27,387
The accompanying notes as they relate to Southern Company Gas are an integral part of these condensed consolidated financial statements.

    Table of Contents                                Index to Financial Statements
SOUTHERN COMPANY GAS AND SUBSIDIARY COMPANIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

	Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	(in millions)
Balance at December 31, 2024	$10,863	$85	$48	$10,996
Net income	—	418	—	418
Return of capital to parent company	(56)	—	—	(56)
Capital contributions from parent company	3	—	—	3
Other comprehensive income	—	—	12	12
Cash dividends on common stock	—	(149)	—	(149)
Other	—	1	—	1
Balance at March 31, 2025	$10,810	$355	$60	$11,225
Net income	—	106	—	106
Capital contributions from parent company	23	—	—	23
Other comprehensive income (loss)	—	—	(7)	(7)
Cash dividends on common stock	—	(148)	—	(148)
Other	—	(1)	—	(1)
Balance at June 30, 2025	$10,833	$312	$53	$11,198
Net income	—	25	—	25
Capital contributions from parent company	21	—	—	21
Other comprehensive income (loss)	—	—	(7)	(7)
Cash dividends on common stock	—	(149)	—	(149)
Other	—	1	—	1
Balance at September 30, 2025	$10,854	$189	$46	$11,089

Balance at December 31, 2025	$10,854	$222	$51	$11,127
Net income	—	447	—	447
Capital contributions from parent company	1	—	—	1
Other comprehensive income (loss)	—	—	(2)	(2)
Cash dividends on common stock	—	(141)	—	(141)
Other	—	1	—	1
Balance at March 31, 2026	$10,855	$529	$49	$11,433
Net income	—	126	—	126
Capital contributions from parent company	24	—	—	24
Other comprehensive income (loss)	—	—	(1)	(1)
Cash dividends on common stock	—	(140)	—	(140)
Other	—	(1)	—	(1)
Balance at June 30, 2026	$10,879	$514	$48	$11,441
Net income	—	21	—	21
Capital contributions from parent company	17	—	—	17
Other comprehensive income (loss)	—	—	(4)	(4)
Cash dividends on common stock	—	(141)	—	(141)
Other	—	(1)	1	—
Balance at September 30, 2026	$10,896	$393	$45	$11,334
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
(A) INTRODUCTION
The condensed quarterly financial statements of each Registrant included herein have been prepared by such Registrant, without audit, pursuant to the rules and regulations of the SEC. The Condensed Balance Sheets at December 31, 2025 have been derived from the audited financial statements of each Registrant. In the opinion of each Registrant's management, the information regarding such Registrant furnished herein reflects all adjustments, which, except as otherwise disclosed, are of a normal recurring nature, necessary to present fairly the results of operations for the periods ended September 30, 2026 and 2025. Certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although each Registrant believes that the disclosures regarding such Registrant are adequate to make the information presented not misleading. Disclosures which would substantially duplicate the disclosures in the Form 10-K and details which have not changed significantly in amount or composition since the filing of the Form 10-K are generally omitted from this Quarterly Report on Form 10-Q unless specifically required by GAAP. Therefore, these Condensed Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Form 10-K. Due to the seasonal variations in the demand for energy and other factors, operating results for the periods presented are not necessarily indicative of the operating results to be expected for the full year.
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
Goodwill and Other Intangible Assets
Goodwill at both September 30, 2026 and December 31, 2025 was as follows:

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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Other intangible assets were as follows:

	At September 30, 2026			At December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net	Gross Carrying Amount	Accumulated Amortization	Other Intangible Assets, Net
	(in millions)			(in millions)
Southern Company
Subject to amortization:
Customer relationships	$212	$(193)	$19	$212	$(189)	$23
Trade names	64	(64)	—	64	(64)	—
PPA fair value adjustments	390	(203)	187	390	(188)	202
Other	3	(3)	—	3	(3)	—
Total subject to amortization	$669	$(463)	$206	$669	$(444)	$225
Not subject to amortization:
FCC licenses	75	—	75	75	—	75
Total other intangible assets	$744	$(463)	$281	$744	$(444)	$300

Southern Power(*)
PPA fair value adjustments	$390	$(203)	$187	$390	$(188)	$202

Southern Company Gas(*)
Gas marketing services
Customer relationships	$156	$(155)	$1	$156	$(153)	$3
Trade names	26	(26)	—	26	(26)	—
Total other intangible assets	$182	$(181)	$1	$182	$(179)	$3
(*)All subject to amortization.
Amortization associated with other intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Southern Company(a)	$6	$8	$19	$24
Southern Power(b)	5	5	15	15
Southern Company Gas
Gas marketing services	—	2	2	5
(a)Includes $5 million for the three months ended September 30, 2026 and 2025 and $15 million for the nine months ended September 30, 2026 and 2025 recorded as a reduction to operating revenues.
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

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Cash, Cash Equivalents, and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the condensed balance sheets that total to the amount shown in the condensed statements of cash flows for the applicable Registrants:

	Southern Company	Southern Company Gas
	(in millions)
At September 30, 2026
Cash and cash equivalents	$1,740	$12
Restricted cash(a):
Other current assets	5	4
Total cash, cash equivalents, and restricted cash(b)	$1,745	$16

At December 31, 2025
Cash and cash equivalents	$1,639	$15
Restricted cash(a):
Other current assets	1	—
Total cash, cash equivalents, and restricted cash(b)	$1,640	$15
(a)For Southern Company Gas, reflects funds held to support letters of credit. For Southern Company, also reflects collateral for life insurance and long-term disability insurance held at Southern Holdings.
(b)Total may not add due to rounding.
Natural Gas for Sale
With the exception of Nicor Gas, Southern Company Gas records natural gas inventories on a weighted average cost basis. For any declines in market prices below the weighted average cost considered to be non-temporary, an adjustment is recorded to reduce the value of natural gas inventories to market value. Nicor Gas' natural gas inventory is carried at cost on a LIFO basis. Inventory decrements occurring during the year that are restored prior to year-end are charged to cost of natural gas at the estimated average replacement cost. Inventory decrements that are not restored prior to year-end are charged to cost of natural gas at the actual LIFO cost of the inventory layers liquidated.
Southern Company Gas recorded no material adjustments to natural gas inventories for either period presented. Nicor Gas' inventory decrements that occurred during the year have been restored as of September 30, 2026.
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
The recovery balances for retail fuel and storm/property damage for the traditional electric operating companies and natural gas cost for Southern Company Gas at September 30, 2026 and December 31, 2025 were as follows:

Recovery/Regulatory Clause	Balance Sheet Location	At September 30, 2026	At December 31, 2025
		(in millions)
Alabama Power
Rate ECR	Other regulatory assets, deferred	$285	$146
NDR	Other regulatory liabilities, deferred	37	60
Georgia Power
Fuel cost recovery	Receivables – under recovered retail fuel clause revenues	$162	$310
	Deferred under recovered retail fuel clause revenues	90	212
Storm damage recovery	Other regulatory assets, current	187	31
	Other regulatory assets, deferred	696	880
Mississippi Power
Fuel cost recovery(*)	Receivables – under recovered retail fuel clause revenues	$31	$—
	Deferred under recovered retail fuel clause revenues	—	40
Property damage reserve	Other regulatory liabilities, deferred	58	57
Southern Company Gas
Natural gas cost recovery	Natural gas cost over recovery	$225	$158
(*)Mississippi Power also has wholesale MRA and Market Based (MB) fuel cost recovery factors. At September 30, 2026 and December 31, 2025, wholesale MRA fuel cost under recovery was $3 million and $6 million, respectively, and was included in customer accounts receivable, net on Mississippi Power's balance sheets. The wholesale MB fuel cost recovery was immaterial for both periods presented.
Alabama Power
Power to the People Act
In December 2025, the Alabama PSC issued a consent order to keep retail rates stable through 2027. On April 2, 2026, the State of Alabama enacted legislation (Power to the People Act) providing that retail base rates established and in place on October 1, 2026 may not be increased before January 1, 2029 for utilities that are regulated by the Alabama PSC and that provide retail electric service. The ultimate outcome of this matter cannot be determined at this time.
Renewable Generation Certificate
On August 4, 2026, the Alabama PSC approved Alabama Power's Clearview Ranch Project under the Renewable Generation Certificate (RGC) program. The Clearview Ranch Project consists of an Alabama Power-owned 200-MW solar generating facility paired with a 200-MW battery energy storage system with a two-hour duration. The facility's projected COD is the second quarter 2029. Through September 30, 2026, Alabama Power has procured solar capacity totaling approximately 870 MWs under the RGC.
Rate CNP New Plant
On November 4, 2026, in conjunction with a Rate CNP New Plant filing, Alabama Power requested authorization from the Alabama PSC to defer until 2029 the recovery of the costs associated with the Lindsay Hill Generating Station to reconcile the timing of that recovery with the apparent intent of the Power to the People Act. In this filing,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Alabama Power proposed providing bill credits to retail customers during 2028 to offset any rate impact of the previously approved cost recovery associated with the Lindsay Hill Generating Station through Rate CNP New Plant beginning January 2028. Alabama Power also proposed establishing a regulatory asset for the associated costs in 2028 to be recovered over a five-year period starting in 2029 in order to effectuate the previously approved cost recovery. The ultimate outcome of this matter cannot be determined at this time. See "Power to the People Act" herein and Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Reliability Reserve Accounting Order
In its annual Rate RSE filing, Alabama Power notified the Alabama PSC of its plans to use $60 million of its reliability reserve. During the first nine months of 2026, Alabama Power utilized $60 million of its reliability reserve for reliability-related transmission, distribution, and generation expenses. At September 30, 2026, Alabama Power's reliability reserve balance was $124 million.
Environmental Accounting Order
As a result of the planned conversion of Plant Barry Unit 5 from coal to natural gas, the unit's net book value no longer meets the criteria to be considered probable of abandonment, and, in the first quarter 2026, approximately $307 million was reclassified from other utility plant, net to plant in service on Alabama Power's and Southern Company's balance sheets.
Potential Cost Exposure Petition
In addition to comprehensive pricing, early termination fees, and security features such as guarantees or surety bonds, Alabama Power has included in certain electric service contracts an Incremental Revenue Component (IRC) designed to further help mitigate Potential Cost Exposure (PCE) associated with expected incremental investments. On October 16, 2026, Alabama Power filed a petition with the Alabama PSC seeking authorization to establish a regulatory liability effective October 1, 2026 for future PCE to align with the IRC.
Alabama Power proposed in this petition that when the IRC amounts are billed, Alabama Power would identify a corresponding amount of PCE and record that amount as a regulatory liability, with a corresponding charge to amortization. This would allow Alabama Power to establish a regulatory liability to mitigate PCE when and if it materializes while the related IRC amounts are billed. Once risk mitigation thresholds are achieved, Alabama Power would begin systematically reducing the regulatory liability with a corresponding credit to amortization.
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
On June 2, 2026, the FERC approved two affiliate PPAs with Southern Power procured under the 2022 IRP. These affiliate PPAs commenced in June 2026 with capacities of 638 MWs and 74 MWs. See Note (F) under "Georgia Power Lease Modification" for additional information.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
On August 26, 2026, as a result of additional large load contracts, Georgia Power filed a joint statement with the Georgia PSC Staff in which Georgia Power agreed to increase the amount of downward pressure on rates for non-large load customers to be included in its next base rate case to at least $949 million per year, on a levelized basis, for the years 2029, 2030, and 2031. Georgia Power also agreed that it will not seek recovery from non-large load customers for any revenue deficiency associated with serving large load data center customers in the event of an early contract termination. The Georgia PSC will continue to have discretion to allow recovery of any such revenue deficiency, including the allocation to other large load data center customers.
Nuclear Uprates
On October 6, 2026, the Georgia PSC approved Georgia Power's request to uprate Plant Hatch Units 1 and 2 (900 MWs based on 50.1% ownership) by a projected 49 MWs of incremental capacity. Additionally, the Georgia PSC approved a tariff for new large load customers to purchase zero-emission credits produced by the projected 47 MWs of uprates from Plant Vogtle Units 1 and 2 (1,060 MWs based on 45.7% ownership), previously approved in the 2025 IRP, and the projected 49 MWs of uprates from Plant Hatch Units 1 and 2. Under the tariff, the customer will pay an up-front program enrollment contribution for the right to participate in the program and additional payments throughout the term of the program to purchase zero-emission credits as they become available, both of which will reduce cost impacts of the uprates to non-subscribing customers. All of the expected zero-emission credits from the uprates under the tariff have been fully subscribed and contracted for a 25-year term beginning with the COD of the first unit uprate. CODs for the incremental capacity at the nuclear facilities are projected to occur between the first quarter 2028 and the second quarter 2031.
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
Real-Time Pricing Proceedings
In the third quarter 2026, the Georgia PSC commenced a proceeding to review the methodology for assigning a portion of the revenue charged to the variable demand-driven pricing customers to fuel cost recovery revenues. A decision by the Georgia PSC is expected on December 15, 2026. The ultimate impact of this matter cannot be determined at this time.

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
•Recovery of Georgia Power's adjusted regulatory asset balance totaling $869 million, as determined through the proceedings and stipulation, related to storm damage as of December 31, 2025 over a period of 67 months from June 1, 2026 through December 31, 2031, or approximately $156 million annually.
Additionally, the stipulation provided for the treatment of the Internal Revenue Code §45U PTCs generated from Georgia Power's nuclear generating facilities in 2024 and 2025, in which Georgia Power agreed to use $77 million of these tax credits for the benefit of customers.
Construction
At September 30, 2026, Georgia Power had recorded approximately $5.0 billion of combined capital costs, excluding AFUDC, for the projects reflected in the table below approved by the Georgia PSC through the 2023 IRP Update and certification requests in September and December 2025 authorized through its 2022 IRP. The total

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
certified amounts related to these projects are approximately $19.5 billion, excluding AFUDC. The ultimate outcome of these matters cannot be determined at this time.

Resource/Project	Approximate Nameplate Capacity (MW)	Actual/Projected COD
Projects Under Construction at September 30, 2026
Battery Energy Storage
Hammond Phase 1	58	October 2026(a)
Hammond Phase 2	193	Fourth quarter 2030
Twiggs County	200	Fourth quarter 2027
Wadley	260	Fourth quarter 2027
Bowen Phase 1	250	Fourth quarter 2028
Bowen Phase 2	250	Fourth quarter 2029
South Hall	250	Fourth quarter 2028
Wansley	500	Fourth quarter 2028
Yates Phase 1	320	Fourth quarter 2028
Yates Phase 2	250	Fourth quarter 2028
Thomson	500	Fourth quarter 2029
McIntosh	250	Fourth quarter 2030
Solar with Battery Energy Storage
Laurens County	200	Fourth quarter 2028
Plant Mitchell	150	Fourth quarter 2028
Combined Cycle
Plant Bowen Unit 7	741	Fourth quarter 2029
Plant Bowen Unit 8	741	Second quarter 2030
Plant Wansley Unit 10	727	Fourth quarter 2029
Plant Wansley Unit 11	727	Second quarter 2030
Plant McIntosh Unit 12	757	Fourth quarter 2030
Combustion Turbine
Plant Yates Unit 8(b)	442	First quarter 2027(c)
Plant Yates Unit 9(b)	442	Second quarter 2027
Plant Yates Unit 10(b)	442	Third quarter 2027
Projects Completed During the Nine Months Ended September 30, 2026
Battery Energy Storage
Robins	128	March 2026
Moody	50	April 2026
McGrau Ford Phase 1	265	August 2026
McGrau Ford Phase 2	265	August 2026
(a)Subsequent to September 30, 2026, Georgia Power completed the construction of the 58-MW Hammond Phase 1 battery energy storage facility.
(b)Pursuant to the 2023 IRP Update, cost recovery over the certified amount is limited.
(c)Reflects an updated projected COD. Georgia Power projects that the total combined capital costs for Plant Yates Units 8 through 10, excluding AFUDC, will remain within the amount certified by the Georgia PSC.
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
The remaining net book value of Plant Daniel Units 1 and 2 was approximately $476 million at September 30, 2026, and Mississippi Power is continuing to depreciate these units using approved rates. Until a unit is declared to be converted, Mississippi Power is unable to determine what portion of the net book value will remain in service upon a unit conversion. Mississippi Power expects to reclassify the remaining net book value of assets no longer in service upon a unit conversion or retirement to a regulatory asset to be amortized over a period to be determined by the Mississippi PSC in future proceedings, consistent with a 2020 order. The ultimate outcome of this matter cannot be determined at this time.
Environmental Compliance Overview Plan
On April 14, 2026, the Mississippi PSC approved Mississippi Power's annual ECO Plan filing for 2026, resulting in a $2 million annual increase in revenues effective with the first billing cycle of May 2026.
Ad Valorem Tax Adjustment
On August 4, 2026, the Mississippi PSC approved Mississippi Power's annual ad valorem tax adjustment filing for 2026, resulting in a $7 million annual revenue increase effective with the first billing cycle of September 2026. This increase is not expected to have a significant effect on Mississippi Power's net income but will affect operating cash flows.
System Restoration Rider
On June 18, 2026, the Mississippi PSC approved Mississippi Power's annual SRR filing for 2026, with no change in retail rates. Mississippi Power's minimum annual SRR accrual increased from $13.5 million to $13.7 million.
Reliability Reserve Accounting Order
On March 16, 2026, through its annual PEP Evaluation Report, Mississippi Power notified the Mississippi PSC of its intent to use a portion of its $59 million retail reliability reserve balance during 2026. On June 18, 2026, the Mississippi PSC approved the annual PEP filing which allowed for the use of approximately $7 million of the reliability reserve balance, which Mississippi Power utilized for reliability-related generation, transmission, and distribution expenses during the first six months of 2026. At September 30, 2026, Mississippi Power's retail reliability reserve balance was $52 million. See "Performance Evaluation Plan" herein for information regarding Mississippi Power's annual PEP filing.
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
Nicor Gas
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
On July 21, 2026, Nicor Gas filed a petition for leave to appeal with the Illinois Supreme Court related to the capital structure approved in Nicor Gas' 2023 general base rate case proceeding. On September 30, 2026, the Illinois Supreme Court denied Nicor Gas' petition. This matter is now concluded.
On September 8, 2026, Nicor Gas, the staff of the Illinois Commission, and certain other parties entered into a stipulation to resolve Nicor Gas' general base rate case filed on January 9, 2026. On October 15, 2026, the Illinois Commission entered an order approving the stipulation, which provides for an annual base rate revenue increase of approximately $82 million, an ROE of 9.48%, and an equity ratio of 50%, effective November 16, 2026. Under the stipulation, Nicor Gas has agreed that once the order approving the stipulation becomes final, including the resolution of any rehearing requests, it will file a motion to dismiss its pending appeal of the Illinois Commission's November 19, 2025 base rate case decision. The order remains subject to rehearing requests and related procedural actions. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
On August 4, 2026, Virginia Natural Gas filed a base rate case with the Virginia Commission seeking an increase in annual base revenues of $67 million, including $18 million related to the recovery of investments under the SAVE program. The requested increase is based on a projected 12-month period beginning January 1, 2027, an ROE of 10.45%, and an equity ratio of 54.86%. Rate adjustments will be effective January 1, 2027, subject to refund. The Virginia Commission is expected to issue an order on the requested increase in the third quarter 2027. The ultimate outcome of this matter cannot be determined at this time.
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
Southern Company
In July 2025, a purported class action complaint was filed in the U.S. District Court for the District of Maryland against two nuclear consulting companies and all U.S. commercial nuclear power operators, or affiliated entities,

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
including Southern Company. The purported class of plaintiffs includes all persons employed in nuclear power generation by the defendants, including nuclear operators, nuclear engineers, and nuclear technicians, from May 1, 2003 to the present. The complaint alleges that, since at least May 2003, the nuclear power industry conspired to fix and suppress employee compensation for nuclear power generation employees in violation of federal antitrust law. Although not named as defendants, other entities are accused of having participated in the conspiracy alleged by the plaintiffs. The plaintiffs seek to recover, among other relief, unspecified monetary damages, including treble damages and attorneys' fees, and injunctive relief. In October 2025, Southern Company moved to dismiss the complaint. In November 2025, the plaintiffs filed an amended complaint naming Southern Nuclear, among others, as a defendant. In December 2025, Southern Company and Southern Nuclear filed a motion to dismiss the amended complaint. On August 5, 2026, the court dismissed the plaintiffs' amended complaint without prejudice. On October 8, 2026, the plaintiffs filed a second amended complaint, which included new allegations that the defendants fraudulently concealed the alleged conspiracy and added a new defendant. An adverse outcome could have a material impact on Southern Company's financial statements.
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
Georgia Power's environmental remediation liability was $15 million and $14 million at September 30, 2026 and December 31, 2025, respectively. Georgia Power has been designated or identified as a potentially responsible party at sites governed by the Georgia Hazardous Site Response Act and/or by the federal Comprehensive Environmental Response, Compensation, and Liability Act, and assessment and potential cleanup of such sites is expected.
Southern Company Gas' environmental remediation liability was $241 million and $227 million at September 30, 2026 and December 31, 2025, respectively, based on the estimated cost of environmental investigation and remediation at known former manufactured gas plant operating sites.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The following table disaggregates revenue from contracts with customers for the three and nine months ended September 30, 2026 and 2025:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2026
Operating revenues
Retail electric revenues
Residential	$2,953	$1,068	$1,773	$112	$—	$—
Commercial	2,365	647	1,608	110	—	—
Industrial	1,347	510	733	104	—	—
Other	32	3	27	2	—	—
Total retail electric revenues	6,697	2,228	4,141	328	—	—
Natural gas distribution revenues
Residential	231	—	—	—	—	231
Commercial	67	—	—	—	—	67
Transportation	4	—	—	—	—	4
Industrial	347	—	—	—	—	347
Other	59	—	—	—	—	59
Total natural gas distribution revenues	708	—	—	—	—	708
Wholesale electric revenues
PPA energy revenues	415	60	56	12	303	—
PPA capacity revenues	171	17	35	27	110	—
Non-PPA revenues	74	56	20	152	50	—
Total wholesale electric revenues	660	133	111	191	463	—
Other natural gas revenues
Gas marketing services	57	—	—	—	—	57
Other	1	—	—	—	—	1
Total other natural gas revenues	58	—	—	—	—	58
Other revenues	462	59	204	8	6	—
Total revenue from contracts with customers	8,585	2,420	4,456	527	469	766
Other revenue sources(*)	258	89	15	(30)	230	7
Total operating revenues	$8,843	$2,509	$4,471	$497	$699	$773

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2026
Operating revenues
Retail electric revenues
Residential	$6,962	$2,561	$4,130	$271	$—	$—
Commercial	5,785	1,625	3,878	282	—	—
Industrial	3,310	1,366	1,642	302	—	—
Other	92	8	77	7	—	—
Total retail electric revenues	16,149	5,560	9,727	862	—	—
Natural gas distribution revenues
Residential	1,612	—	—	—	—	1,612
Commercial	409	—	—	—	—	409
Transportation	1,144	—	—	—	—	1,144
Industrial	35	—	—	—	—	35
Other	270	—	—	—	—	270
Total natural gas distribution revenues	3,470	—	—	—	—	3,470
Wholesale electric revenues
PPA energy revenues	1,211	153	160	23	913	—
PPA capacity revenues	464	53	110	73	282	—
Non-PPA revenues	230	231	83	402	138	—
Total wholesale electric revenues	1,905	437	353	498	1,333	—
Other natural gas revenues
Gas marketing services	411	—	—	—	—	411
Other	6	—	—	—	—	6
Total other natural gas revenues	417	—	—	—	—	417
Other revenues	1,421	199	664	35	13	—
Total revenue from contracts with customers	23,362	6,196	10,744	1,395	1,346	3,887
Other revenue sources(*)	856	368	2	(23)	568	43
Total operating revenues	$24,218	$6,564	$10,746	$1,372	$1,914	$3,930

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Contract Balances
The following table reflects the closing balances of receivables, contract assets, and contract liabilities related to revenues from contracts with customers at September 30, 2026 and December 31, 2025:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Accounts Receivable
At September 30, 2026	$3,545	$1,114	$1,716	$178	$142	$347
At December 31, 2025	3,139	716	1,278	115	132	864
Contract Assets
At September 30, 2026	$472	$8	$296	$3	$—	$68
At December 31, 2025	294	3	160	—	—	67
Contract Liabilities
At September 30, 2026	$313	$11	$105	$—	$2	$—
At December 31, 2025	213	6	75	—	2	—
Contract assets for Georgia Power primarily relate to unregulated service agreements, where payment is contingent on project completion, and retail customer fixed bill programs, where payment is contingent upon Georgia Power's continued performance and the customer's continued participation in the program over a one-year contract term. Contract liabilities for Georgia Power primarily relate to cash collections recognized in advance of revenue for unregulated service agreements. Southern Company Gas' contract assets relate to work performed on an energy efficiency enhancement and upgrade contract with the U.S. General Services Administration. Southern Company Gas received cash advances totaling approximately $68 million from a third-party financial institution to fund work performed. These advances have been accounted for as long-term debt on the balance sheets. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information regarding the construction contract. At September 30, 2026 and December 31, 2025, Southern Company's unregulated distributed generation business had contract assets of $96 million and $63 million, respectively, and contract liabilities of $197 million and $132 million, respectively, for outstanding performance obligations, all of which are expected to be satisfied within one year.
Revenues recognized in the three and nine months ended September 30, 2026, which were included in contract liabilities at December 31, 2025, were $9 million and $89 million, respectively, for Southern Company, $2 million and $19 million, respectively, for Georgia Power, and immaterial for the other Registrants. Contract liabilities are primarily classified as current on the balance sheets as the corresponding revenues are generally expected to be recognized within one year.
Remaining Performance Obligations
Southern Company's subsidiaries may enter into long-term contracts with customers in which revenues are recognized as performance obligations are satisfied over the contract term. For the traditional electric operating companies and Southern Power, these contracts primarily relate to PPAs whereby electricity and generation capacity are provided to a customer. The revenue recognized for the delivery of electricity is variable; however, certain PPAs include a fixed payment for fixed generation capacity over the term of the contract. Southern Company's unregulated distributed generation business also has partially satisfied performance obligations related

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
to certain fixed price contracts. Revenues from contracts with customers related to these performance obligations remaining at September 30, 2026 are expected to be recognized as follows:

	2026 (remaining)	2027	2028	2029	2030	Thereafter
	(in millions)
Southern Company	$334	$1,130	$642	$483	$487	$3,372
Alabama Power	6	5	5	3	1	6
Georgia Power	22	75	50	22	22	146
Mississippi Power(*)	16	69	73	12	—	—
Southern Power(*)	74	366	394	413	414	3,069
Southern Company Gas	7	24	—	—	—	—
(*)Includes performance obligations related to affiliate PPAs with Georgia Power. See Note 1 to the financial statements under "Affiliate Transactions" in Item 8 of the Form 10-K for additional information.
Lease Income
Lease income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2026
Lease income - interest income on sales-type leases	$5	$—	$—	$3	$2	$—
Lease income - operating leases	43	4	13	1	62	9
Variable lease income	143	—	—	—	154	—
Total lease income	$191	$4	$13	$4	$218	$9

Nine Months Ended September 30, 2026
Lease income - interest income on sales-type leases	$17	$—	$—	$10	$6	$—
Lease income - operating leases	112	9	28	3	126	27
Variable lease income	347	1	—	—	376	—
Total lease income	$476	$10	$28	$13	$508	$27

Three Months Ended September 30, 2025
Lease income - interest income on sales-type leases	$6	$—	$—	$4	$2	$—
Lease income - operating leases	38	2	7	1	37	9
Variable lease income	141	—	—	—	151	—
Total lease income	$185	$2	$7	$5	$190	$9

Nine Months Ended September 30, 2025
Lease income - interest income on sales-type leases	$18	$—	$—	$11	$7	$—
Lease income - operating leases	104	5	22	2	111	27
Variable lease income	347	1	—	—	375	—
Total lease income	$469	$6	$22	$13	$493	$27
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
Southern Company
At September 30, 2026 and December 31, 2025, Southern Holdings had equity method investments totaling $180 million and $124 million, respectively, primarily related to investments in venture capital funds focused on energy and utility investments. The net earnings (losses) from these investments totaled $46 million for the three months ended September 30, 2026 and $95 million and $(20) million for the nine months ended September 30, 2026 and 2025, respectively. Earnings/losses from these investments for the three months ended September 30, 2025 were immaterial.
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
SP Solar
At September 30, 2026 and December 31, 2025, SP Solar had total assets of $5.1 billion and $5.2 billion, respectively, total liabilities of $370 million and $360 million, respectively, and noncontrolling interests of $910 million and $918 million, respectively. Cash distributions from SP Solar are allocated 67% to Southern Power and 33% to the limited partner in accordance with their partnership interest percentage. Under the terms of the limited partnership agreement, distributions without limited partner consent are limited to available cash and SP Solar is obligated to distribute all such available cash to its partners each quarter. Available cash includes all cash generated in the quarter subject to the maintenance of appropriate operating reserves.
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
At September 30, 2026 and December 31, 2025, the other VIEs had total assets of $1.5 billion and $1.6 billion, respectively, total liabilities of $274 million and $236 million, respectively, and noncontrolling interests of $543 million and $617 million, respectively. Under the terms of the partnership agreements, distributions of all available cash are required each month or quarter and additional distributions require partner consent.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company Gas
The carrying amounts of Southern Company Gas' equity method investments at September 30, 2026 and December 31, 2025 were as follows:

Investment Balance	At September 30, 2026	At December 31, 2025
	(in millions)
SNG	$1,261	$1,148
Other	35	34
Total	$1,296	$1,182
The earnings from Southern Company Gas' equity method investment in SNG were $31 million for both the three months ended September 30, 2026 and 2025 and $107 million and $93 million for the nine months ended September 30, 2026 and 2025, respectively. The earnings from Southern Company Gas' other equity method investments were immaterial for all periods presented.
(F) FINANCING AND LEASES
Bank Credit Arrangements
See Note 8 to the financial statements under "Bank Credit Arrangements" in Item 8 of the Form 10-K for additional information.
At September 30, 2026, committed credit arrangements with banks were as follows:

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
(a)Arrangement expiring in 2031 represents a $3.25 billion combined arrangement for Southern Company, Mississippi Power, and Southern Power allowing for flexible sublimits. Pursuant to the combined arrangement, the allocations among Southern Company, Mississippi Power, and Southern Power may be adjusted.
(b)Includes $15 million expiring in 2026 at Alabama Property Company, a wholly-owned subsidiary of Alabama Power, of which $15 million was unused at September 30, 2026. Alabama Power is not party to this arrangement.
(c)Georgia Power had $26 million of letters of credit outstanding under an uncommitted letter of credit facility at September 30, 2026.
(d)Does not include Southern Power Company's $75 million and $100 million continuing letter of credit facilities for standby letters of credit, expiring in 2027 and 2029, respectively, of which $17 million and $4 million, respectively, were unused at September 30, 2026. In addition, Southern Power Company had $23 million of letters of credit outstanding under an uncommitted letter of credit facility at September 30, 2026. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
As reflected in the table above, in March 2026, (i) Southern Company, Mississippi Power, and Southern Power extended the maturity date of their $3.25 billion combined multi-year credit arrangement from 2030 to 2031, (ii)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company extended the maturity date of its multi-year credit arrangement from 2027 to 2028, (iii) Georgia Power extended the maturity date of its multi-year credit arrangement from 2030 to 2031, and (iv) Mississippi Power extended the maturity date of its multi-year credit arrangement from 2027 to 2029. In May 2026, Alabama Power and Southern Company Gas Capital, along with Nicor Gas, extended the maturity date of each of their respective multi-year credit arrangements from 2030 to 2031. In May and June 2026, SEGCO amended its credit arrangements to extend the maturity dates from 2026 to 2027.
Subject to applicable market conditions, Southern Company and its subsidiaries expect to renew or replace their bank credit arrangements as needed, prior to expiration. In connection therewith, Southern Company and its subsidiaries may extend the maturity dates and/or increase or decrease the lending commitments thereunder.
These bank credit arrangements, as well as the term loan arrangements of the Registrants, Nicor Gas, and SEGCO, contain covenants that limit debt levels and contain cross-acceleration provisions to other indebtedness (including guarantee obligations) that are restricted only to the indebtedness of the individual company. The cross-acceleration provisions to other indebtedness would trigger an event of default if the applicable borrower defaulted on indebtedness, the payment of which was then accelerated. At September 30, 2026, the Registrants, Nicor Gas, and SEGCO were in compliance with all such covenants. None of the bank credit arrangements contain material adverse change clauses at the time of borrowings.
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At September 30, 2026, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.5 billion (comprised of approximately $796 million at Alabama Power, $653 million at Georgia Power, and $58 million at Mississippi Power). In addition, at September 30, 2026, Georgia Power had approximately $170 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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
Convertible Senior Notes
In August 2026, Southern Company issued approximately $834 million aggregate principal amount of its Series 2026A 2.125% Convertible Senior Notes due December 15, 2027 (Series 2026A Convertible Senior Notes) and approximately $1.898 billion aggregate principal amount of its Series 2026B 3.50% Convertible Senior Notes due September 15, 2029 (Series 2026B Convertible Senior Notes and, together with the Series 2026A Convertible Senior Notes, the 2026 Convertible Senior Notes). Southern Company used a portion of the proceeds from the 2026 Convertible Senior Notes to repurchase approximately $368.7 million of the approximately $829.9 million aggregate principal amount outstanding of its Series 2024A 4.50% Convertible Senior Notes due June 15, 2027. Southern Company evaluated these repurchases and determined that the repurchased notes were accounted for as extinguishment of debt. As a result of these transactions, Southern Company recognized a $33 million loss on extinguishment of debt in the third quarter 2026 within interest expense in the consolidated statements of income.
Interest on the 2026 Convertible Senior Notes is payable semiannually. The Series 2026A Convertible Senior Notes and the Series 2026B Convertible Senior Notes will mature on December 15, 2027 and September 15, 2029, respectively, unless earlier converted or repurchased, but are not redeemable at the option of Southern Company. The 2026 Convertible Senior Notes are direct, unsecured, and unsubordinated obligations of Southern Company, ranking equally with all of Southern Company's other unsecured and unsubordinated indebtedness from time to time outstanding, and are effectively subordinated to all secured indebtedness of Southern Company.
Holders may convert their Series 2026A Convertible Senior Notes and Series 2026B Convertible Senior Notes at their option prior to the close of business on the business day preceding September 15, 2027 and June 15, 2029, respectively, but only under the following circumstances:
•during any calendar quarter (and only during such calendar quarter), if the last reported sale price of Southern Company's common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price on each applicable trading day as determined by Southern Company;
•during the five business day period after any 10 consecutive trading day period (Measurement Period) in which the trading price per $1,000 principal amount of the applicable series of the 2026 Convertible Senior Notes for each trading day of the Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; or
•upon the occurrence of certain corporate events.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
On or after September 15, 2027 and June 15, 2029, for the Series 2026A Convertible Senior Notes and the Series 2026B Convertible Senior Notes, respectively, a holder may convert all or any portion of its 2026 Convertible Senior Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable maturity date.
Southern Company will settle conversions by paying cash up to the aggregate principal amount of the 2026 Convertible Senior Notes to be converted and paying or delivering, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at Southern Company's election, in respect of the remainder, if any, of Southern Company's conversion obligation in excess of such aggregate principal amount being converted. The Series 2026A Convertible Senior Notes are initially convertible at a rate of 9.5641 shares of common stock per $1,000 principal amount converted, which is approximately equal to $104.56 per share. The Series 2026B Convertible Senior Notes are initially convertible at a rate of 8.4389 shares of common stock per $1,000 principal amount converted, which is approximately equal to $118.50 per share. The conversion rates are subject to adjustment upon certain specified events but will not be adjusted for accrued and unpaid interest. In addition, upon a make-whole fundamental change, Southern Company will, in certain circumstances, increase the applicable conversion rate for conversions in connection with the make-whole fundamental change. Upon a fundamental change, other than an excluded fundamental change, holders may require Southern Company to purchase all or a portion of their 2026 Convertible Senior Notes for cash at 100% of the principal amount plus any accrued and unpaid interest.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The table below reflects shares of Southern Company common stock sold and settled under separate initially priced forward sale contracts with forward purchasers during the nine months ended September 30, 2026.

Shares Sold	Initial Forward Price per Share	To be Settled On or Before	Forward Price Per Share Settled	Shares Issued to Settle	Settlement Date
Sold during 2025 (2024 ATM Program)
3,255,866	$89.4692	December 31, 2026	$89.2443	3,255,866	March 2, 2026
2,314,487	$92.7805	June 30, 2027	$92.8723	2,314,487	March 2, 2026
3,850,000	$90.6617	December 31, 2026	$90.2362	3,850,000	June 1, 2026
2,470,306	$94.5394	June 30, 2027	$93.8913	2,470,306	June 1, 2026
1,590,200	$93.4524	June 30, 2027	$93.4038	1,590,200	June 1, 2026
4,000,000	$90.8141	June 30, 2027	$90.6358	4,000,000	June 12, 2026
2,876,034	$92.2437	June 30, 2027	$91.9664	2,876,034	June 12, 2026
3,015,668	$93.4521	June 30, 2027	$93.1290	3,015,668	June 12, 2026
3,130,641(*)	$88.2823	December 31, 2026	$88.0620	1,070,641	June 16, 2026
2,346,903	$91.1610	June 30, 2027	$90.9425	2,346,903	June 16, 2026
911,448	$94.2411	June 30, 2027	$93.9331	911,448	June 16, 2026
Sold during 2026 (2024 ATM Program)
1,467,305	$96.3883	March 31, 2028	$96.1852	1,467,305	September 1, 2026
1,896,549	$97.5815	March 31, 2028	$97.3478	1,896,549	September 1, 2026
1,903,317	$95.5086	March 31, 2028	$95.1479	1,903,317	September 1, 2026
Sold during 2026 (2026 ATM Program)
1,713,535	$93.2987	June 30, 2028	$93.0983	1,713,535	September 1, 2026
1,909,112	$92.4821	June 30, 2028	$92.2329	1,909,112	September 1, 2026
1,994,083	$95.1457	June 30, 2028	$94.8887	1,994,083	September 1, 2026
1,940,548	$95.9974	June 30, 2028	$95.6613	1,940,548	September 1, 2026
(*)The total number of shares sold under this forward sale contract is 3,130,641, of which 1,070,641 shares were settled during the nine months ended September 30, 2026. The other 2,060,000 shares were settled in December 2025.
As of September 30, 2026, Southern Company had entered into separate forward sale contracts with forward purchasers for a total of 49,885,779 shares of common stock under the 2024 ATM Program, all of which had been sold by the forward sellers, and 7,557,278 shares of common stock under the 2026 ATM Program, all of which had been sold by the forward sellers. Of these shares, 40,526,002 were settled during the nine months ended September 30, 2026 in the form of shares at the initial forward price adjusted for interest earned and dividends paid from the forward sale date to the settlement date. The net proceeds from the shares settled during the nine months ended September 30, 2026 were approximately $3.8 billion.
At September 30, 2026, no shares remained subject to future settlement under the forward sale contracts.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
As reported shares	1,157	1,102	1,139	1,101
Effect of stock-based compensation	3	6	4	6
Effect of convertible senior notes	—	1	—	1
Effect of forward sale contracts	—	1	—	—
Diluted shares	1,160	1,110	1,143	1,108
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
Cash Paid for Income Taxes
Alabama Power, Georgia Power, and Southern Power have entered into transferability agreements with non-affiliated parties to sell ITCs and PTCs at a discount to the generated credit value in 2024, 2025, and 2026. The discount is recorded as a reduction in tax credits recognized in the financial statements and does not have a material impact on results of operations. During the first nine months of 2026, Alabama Power, Georgia Power, and Southern Power received cash of $44 million, $116 million, and $110 million, respectively, from credits transferred. The Southern Company system continues to explore the ability to efficiently monetize its tax credits through third-party transfer agreements.
During the first nine months of 2026, pursuant to certain joint ownership agreements, Georgia Power paid $130 million to the other Vogtle Owners for advanced nuclear PTCs for Plant Vogtle Units 3 and 4. The gain was recognized as an income tax benefit and was immaterial.
Effective Tax Rate
Southern Company's effective tax rate is typically lower than the statutory rate due to employee stock plans' dividend deduction, non-taxable AFUDC equity at the traditional electric operating companies, flowback of excess deferred income taxes at the regulated utilities, and federal income tax benefits from ITCs and PTCs.
Details of significant changes in the effective tax rate for the applicable Registrants are provided herein. Alabama Power and Mississippi Power had no significant changes for the nine months ended September 30, 2026 compared to the corresponding period in 2025.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Southern Company
Southern Company's effective tax rate was 16.2% for the nine months ended September 30, 2026 compared to 20.3% for the corresponding period in 2025. The effective tax rate decrease was primarily due to an increase in federal PTCs resulting from Southern Power's purchase of the noncontrolling membership interests in the SP Wind tax equity partnership, an increase in amortization of federal PTCs and ITCs at Georgia Power, and a decrease in charges to a valuation allowance on certain state tax credit carryforwards at Georgia Power, partially offset by a decrease in the flowback of excess state deferred income taxes at Georgia Power and a change in tax benefits related to the extinguishments of debt. See "Unrecognized Tax Benefits" herein for additional information.
Georgia Power
Georgia Power's effective tax rate was 15.3% for the nine months ended September 30, 2026 compared to 20.0% for the corresponding period in 2025. The effective tax rate decrease was primarily due to an increase in amortization of federal PTCs and ITCs and a decrease in charges to a valuation allowance on certain state tax credit carryforwards, partially offset by a decrease in the flowback of excess state deferred income taxes.
Southern Power
Southern Power's effective tax benefit rate was (139.4)% for the nine months ended September 30, 2026 compared to an effective tax rate of 6.0% for the corresponding period in 2025. Accelerated depreciation related to wind repowering projects, which decreased Southern Power's pre-tax earnings, impacted the effective tax rate for both periods. The remaining change was primarily due to an increase in federal PTCs resulting from Southern Power's purchase of the noncontrolling membership interests in the SP Wind tax equity partnership. See Note (K) under "Southern Power – Wind Repowering Projects" and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power – Purchase of Renewable Facility Interests," respectively, in Item 8 of the Form 10-K for additional information.
Southern Company Gas
Southern Company Gas' effective tax rate was 23.7% for the nine months ended September 30, 2026 compared to 23.5% for the corresponding period in 2025. The effective tax rate increase was primarily due to a decrease in the flowback of excess state deferred income taxes, partially offset by an increase in tax benefits related to certain state tax filing positions.
Unrecognized Tax Benefits
Southern Company's and Southern Company Gas' unrecognized tax position balances at September 30, 2026 were $87 million and $25 million, respectively. Alabama Power and Georgia Power had no unrecognized tax position balances at September 30, 2026. At December 31, 2025, Southern Company's, Alabama Power's, Georgia Power's, and Southern Company Gas' unrecognized tax position balances were $170 million, $50 million, $72 million, and $44 million, respectively. The decreases from prior periods for Alabama Power and Georgia Power resulted from the reversal of unrecognized tax positions associated with their 2025 zero-emission nuclear power PTCs. The PTC-related reversals did not impact Alabama Power's and Georgia Power's effective tax rates. The decrease from prior periods for Southern Company Gas was primarily related to certain state tax filing positions. These decreases were partially offset by approximately $59 million of unrecognized tax benefits recorded by Southern Company during the third quarter 2026 related to the extinguishments of debt. See Note (F) under "Convertible Senior Notes" and Note 8 to the financial statements under "Convertible Senior Notes" in Item 8 of the Form 10-K for additional information regarding the extinguishment of debt.

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
On each Registrant's condensed statements of income, the service cost component of net periodic benefit costs is included in other operations and maintenance expenses and all other components of net periodic benefit costs are

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
included in other income (expense), net. Components of the net periodic benefit costs for the three and nine months ended September 30, 2026 and 2025 are presented in the following tables.

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2026
Pension Plans
Service cost	$69	$15	$17	$2	$2	$7
Interest cost	162	38	47	7	2	11
Expected return on plan assets	(322)	(79)	(99)	(15)	(5)	(22)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Net loss	19	5	6	2	1	1
Net periodic pension income	$(72)	$(21)	$(29)	$(4)	$—	$(4)

Postretirement Benefits
Service cost	$3	$1	$1	$—	$—	$—
Interest cost	17	4	6	1	—	2
Expected return on plan assets	(23)	(9)	(8)	(2)	—	(2)
Amortization:
Prior service costs	1	—	1	—	—	—
Net (gain) loss	(3)	1	(1)	1	—	(2)
Net periodic postretirement benefit income	$(5)	$(3)	$(1)	$—	$—	$(2)

Nine Months Ended September 30, 2026
Pension Plans
Service cost	$207	$46	$50	$8	$5	$21
Interest cost	485	113	141	22	7	33
Expected return on plan assets	(966)	(236)	(298)	(44)	(13)	(65)
Amortization:
Prior service costs	—	—	1	—	—	(2)
Regulatory asset	—	—	—	—	—	3
Net loss	56	15	19	3	—	2
Net periodic pension income	$(218)	$(62)	$(87)	$(11)	$(1)	$(8)

Postretirement Benefits
Service cost	$9	$3	$3	$—	$—	$1
Interest cost	49	12	18	2	—	5
Expected return on plan assets	(68)	(26)	(24)	(2)	—	(7)
Amortization:
Prior service costs	2	—	1	—	—	—
Net (gain) loss	(7)	—	(1)	1	—	(6)
Net periodic postretirement benefit cost (income)	$(15)	$(11)	$(3)	$1	$—	$(7)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Three Months Ended September 30, 2025
Pension Plans
Service cost	$66	$15	$16	$3	$1	$7
Interest cost	166	39	49	7	2	11
Expected return on plan assets	(320)	(78)	(100)	(15)	(4)	(22)
Amortization:
Prior service costs	—	—	—	—	—	(1)
Regulatory asset	—	—	—	—	—	4
Net loss	9	2	5	2	1	—
Net periodic pension income	$(79)	$(22)	$(30)	$(3)	$—	$(1)

Postretirement Benefits
Service cost	$4	$1	$1	$—	$—	$—
Interest cost	17	5	6	1	—	2
Expected return on plan assets	(23)	(8)	(9)	(1)	—	(2)
Amortization:
Prior service costs	1	—	1	—	—	—
Regulatory asset	—	—	—	—	—	1
Net gain	(4)	(2)	—	—	—	(2)
Net periodic postretirement benefit income	$(5)	$(4)	$(1)	$—	$—	$(1)

Nine Months Ended September 30, 2025
Pension Plans
Service cost	$198	$45	$47	$8	$4	$20
Interest cost	498	116	147	22	7	33
Expected return on plan assets	(960)	(234)	(298)	(44)	(12)	(65)
Amortization:
Prior service costs	—	—	1	—	—	(2)
Regulatory asset	—	—	—	—	—	11
Net (gain) loss	28	8	12	3	—	(1)
Net periodic pension income	$(236)	$(65)	$(91)	$(11)	$(1)	$(4)

Postretirement Benefits
Service cost	$10	$3	$3	$—	$—	$1
Interest cost	52	13	19	2	—	6
Expected return on plan assets	(68)	(26)	(25)	(1)	—	(7)
Amortization:
Prior service costs	2	—	1	—	—	—
Regulatory asset	—	—	—	—	—	5
Net gain	(11)	(2)	(2)	—	—	(6)
Net periodic postretirement benefit cost (income)	$(15)	$(12)	$(4)	$1	$—	$(1)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
(I) FAIR VALUE MEASUREMENTS
At September 30, 2026, assets and liabilities measured at fair value on a recurring basis during the period, together with their associated level of the fair value hierarchy, were as follows:

	Fair Value Measurements Using
At September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Southern Company
Assets:
Energy-related derivatives(a)	$16	$57	$—	$—	$73
Interest rate derivatives	—	3	—	—	3
Investments in trusts:(b)
Domestic equity	1,012	294	—	—	1,306
Foreign equity	197	254	—	—	451
U.S. Treasury and government agency securities	—	406	—	—	406
Municipal bonds	—	26	—	—	26
Pooled funds – fixed income	—	4	—	—	4
Corporate bonds	—	512	—	—	512
Mortgage- and asset-backed securities	—	109	—	—	109
Private equity	—	—	—	204	204
Cash and cash equivalents	1	—	—	—	1
Other	36	4	—	8	48
Investments, available-for-sale:
U.S. Treasury and government agency securities	—	12	—	—	12
Municipal bonds	—	3	—	—	3
Corporate bonds	—	5	—	—	5
Mortgage- and asset-backed securities	—	3	—	—	3
Cash equivalents	891	22	—	—	913
Other investments	10	33	—	—	43
Other	—	—	9	—	9
Total	$2,163	$1,747	$9	$212	$4,131
Liabilities:
Energy-related derivatives(a)	$24	$157	$—	$—	$181
Interest rate derivatives	—	275	—	—	275
Foreign currency derivatives	—	59	—	—	59
Investments in trusts:(b)
Other	1	—	—	—	1
Contingent consideration	—	—	12	—	12
Other	—	13	11	—	24
Total	$25	$504	$23	$—	$552

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using
At September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Alabama Power
Assets:
Energy-related derivatives	$—	$25	$—	$—	$25
Nuclear decommissioning trusts:(b)
Domestic equity	555	283	—	—	838
Foreign equity	197	—	—	—	197
U.S. Treasury and government agency securities	—	15	—	—	15
Municipal bonds	—	1	—	—	1
Corporate bonds	—	310	—	—	310
Mortgage- and asset-backed securities	—	26	—	—	26
Private equity	—	—	—	204	204
Other	12	2	—	8	22
Cash equivalents	299	22	—	—	321
Other investments	—	33	—	—	33
Total	$1,063	$717	$—	$212	$1,992
Liabilities:
Energy-related derivatives	$—	$65	$—	$—	$65

Georgia Power
Assets:
Energy-related derivatives	$—	$10	$—	$—	$10
Nuclear decommissioning trusts:(b)
Domestic equity	457	1	—	—	458
Foreign equity	—	252	—	—	252
U.S. Treasury and government agency securities	—	391	—	—	391
Municipal bonds	—	25	—	—	25
Corporate bonds	—	202	—	—	202
Mortgage- and asset-backed securities	—	83	—	—	83
Other	24	2	—	—	26
Cash equivalents	160	—	—	—	160
Total	$641	$966	$—	$—	$1,607
Liabilities:
Energy-related derivatives	$—	$47	$—	$—	$47
Nuclear decommissioning trusts:(b)
Other	1	—	—	—	1
Total	$1	$47	$—	$—	$48

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Fair Value Measurements Using
At September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value as a Practical Expedient (NAV)	Total
	(in millions)
Mississippi Power
Assets:
Energy-related derivatives	$—	$13	$—	$—	$13
Cash equivalents	63	—	—	—	63
Total	$63	$13	$—	$—	$76
Liabilities:
Energy-related derivatives	$—	$38	$—	$—	$38

Southern Power
Assets:
Energy-related derivatives	$—	$3	$—	$—	$3
Cash equivalents	233	—	—	—	233
Other	—	—	9	—	9
Total	$233	$3	$9	$—	$245
Liabilities:
Energy-related derivatives	$—	$5	$—	$—	$5
Contingent consideration	—	—	12	—	12
Other	—	13	11	—	24
Total	$—	$18	$23	$—	$41

Southern Company Gas
Assets:
Energy-related derivatives(a)	$16	$6	$—	$—	$22
Non-qualified deferred compensation trusts:
Domestic equity	—	10	—	—	10
Foreign equity	—	2	—	—	2
Pooled funds – fixed income	—	4	—	—	4
Cash and cash equivalents	1	—	—	—	1
Total	$17	$22	$—	$—	$39
Liabilities:
Energy-related derivatives(a)	$24	$2	$—	$—	$26
Interest rate derivatives	—	71	—	—	71
Total	$24	$73	$—	$—	$97
(a)Excludes cash collateral of $24 million.
(b)Excludes receivables related to investment income, pending investment sales, payables related to pending investment purchases, and currencies. See Note 6 to the financial statements under "Nuclear Decommissioning" in Item 8 of the Form 10-K for additional information.
Southern Company, Alabama Power, and Georgia Power continue to elect the option to fair value investment securities held in the nuclear decommissioning trust funds. The fair value of the funds, including reinvested interest and dividends and excluding the funds' expenses, increased (decreased) by the amounts shown in the table below for

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
the three and nine months ended September 30, 2026 and 2025. The changes were recorded as a change to the regulatory assets and liabilities related to AROs for Georgia Power and Alabama Power, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Fair value increases (decreases)	2026	2025	2026	2025
	(in millions)
Southern Company	$(46)	$132	$158	$290
Alabama Power	(23)	75	102	160
Georgia Power	(23)	57	56	130
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
At September 30, 2026, the fair value measurements of private market investments held in Alabama Power's nuclear decommissioning trusts that are calculated at net asset value per share (or its equivalent) as a practical expedient totaled $212 million and unfunded commitments related to the private market investments totaled $94 million. Private market investments include high-quality private equity funds across several market sectors, funds that invest in real estate assets, and private credit funds. Private market funds do not have redemption rights. Distributions from these funds will be received as the underlying investments in the funds are liquidated.
At September 30, 2026, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas(*)
	(in billions)
Long-term debt, including securities due within one year:
Carrying amount	$72.4	$12.0	$21.8	$1.9	$3.0	$9.8
Fair value	64.0	10.1	19.1	1.7	2.7	8.3
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2026, the net volume of energy-related derivative contracts for natural gas positions, together with the longest hedge date over which the respective entity is hedging its exposure to the variability in future cash flows for forecasted transactions and the longest non-hedge date for derivatives not designated as hedges, were as follows:

	Net Purchased mmBtu	Longest Hedge Date	Longest Non-Hedge Date
	(in millions)
Southern Company(*)	500	2030	2029
Alabama Power	170	2029	2027
Georgia Power	103	2029	—
Mississippi Power	113	2030	2027
Southern Power	11	2030	2027
Southern Company Gas(*)	103	2028	2029
(*)Southern Company Gas' derivative instruments include both long and short natural gas positions. A long position is a contract to purchase natural gas and a short position is a contract to sell natural gas. Southern Company Gas' volume represents the net of 117 million mmBtu long natural gas positions and 14 million mmBtu short natural gas positions at September 30, 2026, which is also included in Southern Company's total volume.
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
For cash flow hedges of energy-related derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to earnings for the 12-month period ending September 30, 2027 are immaterial for Southern Company, Alabama Power, Mississippi Power, Southern Power, and Southern Company Gas.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2026, the following interest rate derivatives were outstanding:

	Notional Amount	Weighted Average Interest Rate Paid	Interest Rate Received	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2026
	(in millions)				(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$400	1-day SOFR + 0.80%	1.75%	March 2028	$(21)
Southern Company parent	1,000	1-day SOFR + 2.48%	3.70%	April 2030	(130)
Southern Company parent	565	1-day SOFR + 1.56%	6.50%	March 2045	(50)
Southern Company Gas	500	1-day SOFR + 0.49%	1.75%	January 2031	(71)
Southern Company	$2,465				$(272)
For cash flow hedges of interest rate derivatives, the estimated pre-tax gains (losses) expected to be reclassified from accumulated OCI to interest expense for the 12-month period ending September 30, 2027 are immaterial for Southern Company, the traditional electric operating companies, and Southern Company Gas. Deferred gains and losses related to interest rate derivatives are expected to be amortized into earnings through 2054 for Southern Company, Georgia Power, and Mississippi Power, 2052 for Alabama Power, and 2046 for Southern Company Gas.
Foreign Currency Derivatives
Southern Company and certain subsidiaries may enter into foreign currency derivatives to hedge exposure to changes in foreign currency exchange rates, such as that arising from the issuance of debt denominated in a currency other than U.S. dollars. Derivatives related to forecasted transactions are accounted for as cash flow hedges where the derivatives' fair value gains or losses are recorded in OCI and are reclassified into earnings at the same time and on the same income statement line item as the earnings effect of the hedged transactions, including foreign currency gains or losses arising from changes in the U.S. currency exchange rates. Derivatives related to existing fixed rate securities are accounted for as fair value hedges, where the derivatives' fair value gains or losses and hedged items' fair value gains or losses are both recorded directly to earnings on the same income statement line item, including foreign currency gains or losses arising from changes in the U.S. currency exchange rates. Southern Company has elected to exclude the cross-currency basis spread from the assessment of effectiveness in the fair value hedges of its foreign currency risk and record any difference between the change in the fair value of the excluded components and the amounts recognized in earnings as a component of OCI.
At September 30, 2026, the following foreign currency derivatives were outstanding:

	Pay Notional	Pay Rate	Receive Notional	Receive Rate	Hedge Maturity Date	Fair Value Gain (Loss) at September 30, 2026
	(in millions)		(in millions)			(in millions)
Fair Value Hedges of Existing Debt
Southern Company parent	$1,476	3.39%	€1,250	1.88%	September 2027	$(59)
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
The fair value of energy-related derivatives, interest rate derivatives, and foreign currency derivatives was reflected as either assets or liabilities in the balance sheets (included in "Other" or shown separately as "Risk Management Activities") as follows:

	At September 30, 2026		At December 31, 2025
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$22	$117	$24	$64
Non-current	32	36	31	35
Total derivatives designated as hedging instruments for regulatory purposes	54	153	55	99
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	5	19	1	6
Non-current	2	2	2	1
Interest rate derivatives:
Current	3	57	8	48
Non-current	—	218	—	139
Foreign currency derivatives:
Current	—	59	17	22
Non-current	—	—	4	—
Total derivatives designated as hedging instruments in cash flow and fair value hedges	10	355	32	216
Energy-related derivatives not designated as hedging instruments
Current	12	7	6	6
Gross amounts recognized	76	515	93	321
Gross amounts offset(a)	(38)	(62)	(21)	(54)
Net amounts recognized in the Balance Sheets(b)	$38	$453	$72	$267

Alabama Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$10	$47	$9	$18
Non-current	14	16	10	13
Total derivatives designated as hedging instruments for regulatory purposes	24	63	19	31
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	1	2	—	—
Gross amounts recognized	25	65	19	31
Gross amounts offset	(15)	(15)	(13)	(13)
Net amounts recognized in the Balance Sheets	$10	$50	$6	$18

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At September 30, 2026		At December 31, 2025
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Georgia Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$3	$38	$7	$23
Non-current	6	9	10	10
Total derivatives designated as hedging instruments for regulatory purposes	9	47	17	33
Energy-related derivatives not designated as hedging instruments
Current	1	—	1	—
Gross amounts recognized	10	47	18	33
Gross amounts offset	(9)	(9)	(14)	(14)
Net amounts recognized in the Balance Sheets	$1	$38	$4	$19

Mississippi Power
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$1	$27	$3	$15
Non-current	12	11	11	12
Total derivatives designated as hedging instruments for regulatory purposes	13	38	14	27
Gross amounts offset	(12)	(12)	(13)	(13)
Net amounts recognized in the Balance Sheets	$1	$26	$1	$14

Southern Power
Derivatives designated as hedging instruments in cash flow hedges
Energy-related derivatives:
Current	$1	$4	$1	$1
Non-current	2	1	2	—
Foreign currency derivatives:
Current	—	—	17	—
Total derivatives designated as hedging instruments in cash flow hedges	3	5	20	1
Energy-related derivatives not designated as hedging instruments
Current	—	—	1	—
Gross amounts recognized	3	5	21	1
Gross amounts offset	(1)	(1)	—	—
Net amounts recognized in the Balance Sheets	$2	$4	$21	$1

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	At September 30, 2026		At December 31, 2025
Derivative Category and Balance Sheet Location	Assets	Liabilities	Assets	Liabilities
	(in millions)
Southern Company Gas
Energy-related derivatives designated as hedging instruments for regulatory purposes
Current	$8	$5	$5	$8
Derivatives designated as hedging instruments in cash flow and fair value hedges
Energy-related derivatives:
Current	3	13	—	5
Non-current	—	1	—	1
Interest rate derivatives:
Current	—	15	—	13
Non-current	—	56	—	46
Total derivatives designated as hedging instruments in cash flow and fair value hedges	3	85	—	65
Energy-related derivatives not designated as hedging instruments
Current	11	7	4	6
Gross amounts recognized	22	97	9	79
Gross amounts offset(a)	(1)	(25)	19	(14)
Net amounts recognized in the Balance Sheets(b)	$21	$72	$28	$65
(a)Gross amounts offset includes cash collateral held on deposit in broker margin accounts of $24 million and $33 million at September 30, 2026 and December 31, 2025, respectively.
(b)Net amounts of derivative instruments outstanding exclude immaterial premium and intrinsic value associated with weather derivatives at September 30, 2026 and December 31, 2025.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
At September 30, 2026 and December 31, 2025, the pre-tax effects of unrealized derivative gains (losses) arising from energy-related derivative instruments designated as regulatory hedging instruments and deferred were as follows:

Regulatory Hedge Unrealized Gain (Loss) Recognized in the Balance Sheets
Derivative Category and Balance Sheet Location	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Company Gas
	(in millions)
At September 30, 2026:
Energy-related derivatives:
Other regulatory assets, current	$(107)	$(46)	$(35)	$(25)	$(1)
Other regulatory assets, deferred	(7)	(3)	(3)	(1)	—
Other regulatory liabilities, current	18	8	—	—	10
Other regulatory liabilities, deferred	3	2	—	1	—
Total energy-related derivative gains (losses)	$(93)	$(39)	$(38)	$(25)	$9

At December 31, 2025:
Energy-related derivatives:
Other regulatory assets, current	$(48)	$(13)	$(17)	$(12)	$(6)
Other regulatory assets, deferred	(8)	(5)	(1)	(2)	—
Other regulatory liabilities, current	7	4	1	—	2
Other regulatory liabilities, deferred	4	2	1	1	—
Total energy-related derivative gains (losses)	$(45)	$(12)	$(16)	$(13)	$(4)

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2026 and 2025, the pre-tax effects of cash flow and fair value hedge accounting on accumulated OCI for the applicable Registrants were as follows:

Gain (Loss) From Derivatives Recognized in OCI	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Southern Company
Cash flow hedges:
Energy-related derivatives	$(7)	$(12)	$(5)	$(6)
Interest rate derivatives	—	(1)	—	6
Foreign currency derivatives	—	(6)	(19)	60
Fair value hedges(*):
Foreign currency derivatives	9	1	7	(12)
Total	$2	$(18)	$(17)	$48

Alabama Power
Cash flow hedges:
Energy-related derivatives	$1	$—	$—	$—

Georgia Power
Cash flow hedges:
Interest rate derivatives	$—	$—	$—	$3

Southern Power
Cash flow hedges:
Energy-related derivatives	$(1)	$(2)	$(1)	$—
Foreign currency derivatives	—	(6)	(19)	60
Total	$(1)	$(8)	$(20)	$60

Southern Company Gas
Cash flow hedges:
Energy-related derivatives	$(7)	$(10)	$(4)	$(6)
Interest rate derivatives	—	(1)	—	3
Total	$(7)	$(11)	$(4)	$(3)
(*)Represents amounts excluded from the assessment of effectiveness for which the difference between changes in fair value and periodic amortization is recorded in OCI.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For the three and nine months ended September 30, 2026 and 2025, the pre-tax effects of cash flow and fair value hedge accounting on income were as follows:

		Gain (Loss)
Statements of Income Location	Derivative Category	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
		(in millions)
Southern Company
Fuel	Energy-related cash flow hedges	$—	$—	$2	$1
Cost of natural gas	Energy-related cash flow hedges	(3)	(1)	4	(1)
Interest expense, net of amounts capitalized	Interest rate cash flow hedges	(1)	(4)	(5)	(10)
	Foreign currency cash flow hedges	—	(2)	(5)	(8)
	Interest rate fair value hedges	(72)	16	(93)	85
Other income (expense), net	Foreign currency cash flow hedges	—	1	(14)	68
	Foreign currency fair value hedges	4	5	(41)	160
	Amount excluded from effectiveness testing recognized in earnings	(9)	(1)	(7)	12
Southern Power
Fuel	Energy-related cash flow hedges	$—	$—	$2	$1
Interest expense, net of amounts capitalized	Foreign currency cash flow hedges	—	(2)	(5)	(8)
Other income (expense), net	Foreign currency cash flow hedges	—	1	(14)	68
Southern Company Gas
Cost of natural gas	Energy-related cash flow hedges	$(3)	$(1)	$4	$(1)
Interest expense, net of amounts capitalized	Interest rate cash flow hedges	—	—	(1)	(1)
	Interest rate fair value hedges	(10)	7	(13)	28
At September 30, 2026 and December 31, 2025, the following amounts were recorded on the balance sheets related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment included in Carrying Amount of the Hedged Item
Balance Sheet Location of Hedged Items	At September 30, 2026	At December 31, 2025	At September 30, 2026	At December 31, 2025
	(in millions)
Southern Company
Long-term debt	$(3,593)	$(3,742)	$258	$156

Southern Company Gas
Long-term debt	$(429)	$(446)	$69	$51
Contingent Features
The Registrants do not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade. There are certain derivatives that could require collateral, but not accelerated payment, in the event of various credit rating changes of certain Southern Company subsidiaries. Generally, collateral may be provided by a Southern Company guaranty, letter of credit, or cash. At September 30, 2026, the Registrants had no collateral posted with derivative counterparties to satisfy these arrangements.

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
For Southern Company, the fair value of foreign currency derivative liabilities and interest rate derivative liabilities with contingent features, and the maximum potential collateral requirements arising from the credit-risk-related contingent features at a rating below BBB- and/or Baa3, was $45 million at September 30, 2026. For the traditional electric operating companies and Southern Power, energy-related derivative liabilities with contingent features and the maximum potential collateral requirements arising from the credit-risk-related contingent features, at a rating below BBB- and/or Baa3, were immaterial at September 30, 2026. The maximum potential collateral requirements arising from the credit-risk-related contingent features for the traditional electric operating companies and Southern Power include certain agreements that could require collateral in the event that one or more Southern Company power pool participants has a credit rating change to below investment grade.
Alabama Power and Southern Power maintain accounts with certain regional transmission organizations to facilitate financial derivative transactions and they may be required to post collateral based on the value of the positions in these accounts and the associated margin requirements. At September 30, 2026, cash collateral posted in these accounts was immaterial for Alabama Power and Southern Power. Southern Company Gas maintains accounts with brokers or the clearing houses of certain exchanges to facilitate financial derivative transactions. Based on the value of the positions in these accounts and the associated margin requirements, Southern Company Gas may be required to deposit cash into these accounts, which are netted with energy-related derivatives recognized in the balance sheets.
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
Southern Power
Construction Projects
During the nine months ended September 30, 2026, Southern Power completed construction of and placed in service the 200-MW first phase and the 180-MW second phase and continued construction of the 132-MW third phase of the Millers Branch solar facility. At September 30, 2026, the total cost of construction incurred for the

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Millers Branch project was $745 million, of which $178 million remains in CWIP. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Projected COD	PPA Contract Period
Projects Under Construction at September 30, 2026
Millers Branch
Phase III	Solar	132	Haskell County, TX	Fourth quarter 2026	15 years
Projects Completed During the Nine Months Ended September 30, 2026
Millers Branch
Phase I	Solar	200	Haskell County, TX	February 2026	20 years
Phase II	Solar	180	Haskell County, TX	August 2026	15 years
Wind Repowering Projects
During the nine months ended September 30, 2026, Southern Power completed development projects to repower the Kay and Grant wind facilities and continued the development projects to repower the Grant Plains, Wake, and Bethel wind facilities. At September 30, 2026, the total cost of construction incurred related to the projects was $768 million, of which $381 million remains in CWIP. The repowered output of the facilities is contracted under new and amended PPAs. The ultimate outcome of these matters cannot be determined at this time.

Project Facility	Resource	Approximate Nameplate Capacity (MW)	Location	Actual/Projected Completion Date
Projects Under Construction at September 30, 2026
Grant Plains	Wind	147	Grant County, OK	Fourth quarter 2026(a)
Wake	Wind	257	Crosby & Floyd Counties, TX	Second quarter 2027
Bethel	Wind	276	Castro County, TX	Third quarter 2027
Projects Completed During the Nine Months Ended September 30, 2026
Kay(b)	Wind	200	Kay County, OK	July 2026
Grant	Wind	152	Grant County, OK	September 2026
(a)During the first nine months of 2026 and subsequent to September 30, 2026, Southern Power placed 82 MWs of repowered capacity in service.
(b)The facility has a total capacity of 299 MWs, of which 200 MWs was repowered and is contracted under a PPA.
Natural Gas Turbine Uprate Projects
In the first quarter 2026, Southern Power committed to projects to uprate certain turbines at its existing Franklin and Wansley natural gas facilities, located in Lee County, Alabama and Heard County, Georgia, respectively. The uprates are projected to add up to 400 MWs of incremental capacity, with commercial operations projected to begin between the second quarter 2029 and the fourth quarter 2030. At September 30, 2026, the total cost of construction incurred related to the projects was $105 million, which is included in CWIP. The ultimate outcome of these matters cannot be determined at this time.

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
Southern Company's reportable business segments are the sale of electricity by the traditional electric operating companies, the sale of electricity in the competitive wholesale market by Southern Power, and the distribution of natural gas and other complementary products and services by Southern Company Gas. While the traditional electric operating companies represent three separate operating segments, they are vertically integrated utilities providing electric service to retail customers, as well as wholesale customers, in the Southeast and have been aggregated into one reportable segment. The "All Other" presentation includes the Southern Company parent entity, which does not allocate operating expenses to business segments, and operating segments below the quantitative threshold for separate disclosure. These operating segments include providing distributed energy and resilience solutions and deploying microgrids for commercial, industrial, governmental, and utility customers, as well as investments in telecommunications. Revenues from sales by Southern Power to the traditional electric operating companies were $137 million and $329 million for the three and nine months ended September 30, 2026, respectively, and $112 million and $341 million for the three and nine months ended September 30, 2025, respectively. All other inter-segment revenues were immaterial for all periods presented.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2026
Operating revenues	$7,312	$699	$(155)	$7,856	$773	$8,629	$250	$(36)	$8,843
Other segment items(a)	3,139	405	(118)	3,426	472	3,898	255	(37)	4,116
Depreciation and amortization(b)	984	259	(11)	1,232	196	1,428	16	—	1,444
Earnings from equity method investments	—	—	—	—	31	31	46	—	77
Interest expense(c)	386	28	(26)	388	107	495	347	—	842
Income taxes (benefit)	531	(45)	—	486	8	494	(22)	—	472
Segment net income (loss)(b)(c)(d)	$2,272	$52	$—	$2,324	$21	$2,345	$(300)	$1	$2,046

Nine Months Ended September 30, 2026
Operating revenues	$18,191	$1,914	$(401)	$19,704	$3,930	$23,634	$691	$(107)	$24,218
Other segment items(a)	8,499	1,176	(338)	9,337	2,383	11,720	639	(105)	12,254
Depreciation and amortization(b)	2,892	817	(26)	3,683	565	4,248	50	—	4,298
Earnings from equity method investments	11	—	—	11	108	119	94	—	213
Interest expense(c)	1,091	83	(37)	1,137	313	1,450	965	—	2,415
Income taxes (benefit)	1,066	(192)	—	874	184	1,058	(171)	—	887
Segment net income (loss)(b)(c)(d)	$4,654	$30	$—	$4,684	$593	$5,277	$(698)	$(2)	$4,577

At September 30, 2026
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	123,592	12,921	(2,202)	134,311	28,056	162,367	2,531	(694)	164,204

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Electric Utilities
	Traditional Electric Operating Companies	Southern Power	Eliminations	Total	Southern Company Gas	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2025
Operating revenues	$6,438	$613	$(123)	$6,928	$734	$7,662	$202	$(41)	$7,823
Other segment items(a)(e)	2,723	332	(123)	2,932	464	3,396	209	(41)	3,564
Depreciation and amortization(b)	981	247	—	1,228	176	1,404	18	—	1,422
Earnings from equity method investments	2	—	—	2	31	33	—	—	33
Interest expense	339	25	—	364	94	458	297	—	755
Income taxes (benefit)	477	6	—	483	6	489	(85)	—	404
Segment net income (loss)(b)(c)(d)(e)	$1,920	$3	$—	$1,923	$25	$1,948	$(237)	$—	$1,711

Nine Months Ended September 30, 2025
Operating revenues	$17,130	$1,726	$(368)	$18,488	$3,552	$22,040	$656	$(124)	$22,572
Other segment items(a)(e)	8,191	930	(368)	8,753	2,133	10,886	611	(120)	11,377
Depreciation and amortization(b)	2,885	576	—	3,461	517	3,978	52	—	4,030
Earnings from equity method investments	4	—	—	4	93	97	(21)	—	76
Interest expense(c)	990	76	—	1,066	277	1,343	1,000	—	2,343
Income taxes (benefit)	1,074	3	—	1,077	169	1,246	(273)	—	973
Segment net income (loss)(b)(c)(d)(e)	$3,994	$141	$—	$4,135	$549	$4,684	$(755)	$(4)	$3,925

At December 31, 2025
Goodwill	$—	$2	$—	$2	$5,015	$5,017	$144	$—	$5,161
Total assets	114,287	12,657	(915)	126,029	27,387	153,416	2,829	(525)	155,720
(a)Primarily consists of fuel, purchased power, cost of natural gas, cost of other sales, other operations and maintenance expenses, taxes other than income taxes, AFUDC equity, non-service cost-related retirement benefits income, and net income (loss) attributable to noncontrolling interests.
(b)For Southern Power, includes accelerated depreciation related to the repowering of multiple wind facilities of $116 million ($90 million after tax) and $409 million ($318 million after tax) for the three and nine months ended September 30, 2026, respectively, and $112 million ($80 million after tax, net of noncontrolling interest impacts) and $181 million ($130 million after tax, net of noncontrolling interest impacts) for the three and nine months ended September 30, 2025, respectively. See Note (K) under "Southern Power – Wind Repowering Projects" and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power – Wind Repowering Projects," respectively, in Item 8 of the Form 10-K for additional information.
(c)For All Other, includes pre-tax losses related to the extinguishment of debt and associated changes in tax benefits at the parent company of $43 million ($97 million after tax) and $54 million ($106 million after tax) for the three and nine months ended September 30, 2026, respectively, and $129 million ($97 million after tax) for the nine months ended September 30, 2025. See Notes (F) and (G) under "Convertible Senior Notes" and "Unrecognized Tax Benefits," respectively, and Note 8 to the financial statements under "Convertible Senior Notes" in Item 8 of the Form 10-K for additional information.
(d)Attributable to Southern Company.
(e)For the traditional electric operating companies, includes pre-tax credits to income at Georgia Power related to the estimated probable loss associated with the completion of Plant Vogtle Units 3 and 4 of $33 million ($25 million after tax) for the three and nine months ended September 30, 2025. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information.

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
During the fourth quarter 2025, Mississippi Power updated its classification of operational and environmental compliance expenses provided to its CODM and identified as significant segment expenses. As a result, Mississippi Power has recast prior period information to conform to the current period presentation. Operational expenses consist of certain operations and maintenance expenses related to PEP and the MRA tariff, including labor costs, materials, contract services, and other normal operational costs. Environmental compliance expenses are related to ECO Plan and the MRA tariff. See Note (B) under "Mississippi Power" and Note 2 to the financial statements under "Mississippi Power" in Item 8 of the Form 10-K for additional information regarding PEP, the MRA tariff, and ECO Plan.
Financial data for significant segment expenses and other segment information for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Alabama Power
Operating revenues	$2,509	$2,318	$6,564	$6,298
Utility operations and maintenance
Rate RSE expenses	353	346	986	1,085
Rate CNP Compliance expenses	85	69	230	211
Total utility operations and maintenance	438	415	1,216	1,296
Other segment items(a)	695	641	1,848	1,794
Depreciation and amortization	390	380	1,157	1,121
Interest expense	115	119	347	343
Income taxes	210	175	473	401
Segment net income	$661	$588	$1,523	$1,343

Capital expenditures	$569	$537	$1,588	$1,696

Georgia Power
Operating revenues	$4,471	$3,770	$10,746	$9,918
Utility operations and maintenance	691	576	1,856	1,680
Other segment items(a)(b)	1,199	942	3,246	3,048
Depreciation and amortization	516	526	1,504	1,541
Interest expense	249	200	680	585
Income taxes	293	278	529	612
Segment net income(b)	$1,523	$1,248	$2,931	$2,452

Capital expenditures	$4,361	$1,961	$6,534	$5,273

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Mississippi Power
Operating revenues	$497	$480	$1,372	$1,301
Operational expenses	69	57	213	168
Environmental compliance expenses	4	3	10	9
Other segment items(a)	231	240	655	652
Depreciation and amortization	56	53	170	157
Interest expense	21	19	62	59
Income taxes	27	24	61	58
Segment net income	$89	$84	$201	$198

Capital expenditures	$97	$86	$275	$225
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
(b)Includes pre-tax credits to income related to the estimated probable loss associated with the completion of Plant Vogtle Units 3 and 4 of $33 million ($25 million after tax) for the three and nine months ended September 30, 2025. See Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information.
Southern Power
Southern Power's single reportable business segment is the sale of electricity in the competitive wholesale market. Southern Power's CODM utilizes segment expense information in the form of variances to budget to assess performance; therefore, Southern Power has no reportable significant segment expenses.
Financial data for segment information for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating revenues	$699	$613	$1,914	$1,726
Other segment items(a)	405	332	1,176	930
Depreciation and amortization(b)	259	247	817	576
Interest expense	28	25	83	76
Income taxes (benefit)	(45)	6	(192)	3
Segment net income(b)(c)	$52	$3	$30	$141
(a)Primarily consists of fuel, purchased power, other operations and maintenance expenses, taxes other than income taxes, and net income (loss) attributable to noncontrolling interests.
(b)Includes accelerated depreciation related to the repowering of multiple wind facilities of $116 million ($90 million after tax) and $409 million ($318 million after tax) for the three and nine months ended September 30, 2026, respectively, and $112 million ($80 million after tax, net of noncontrolling interest impacts) and $181 million ($130 million after tax, net of noncontrolling interest impacts) for the three and nine months ended September 30, 2025, respectively. See Note (K) under "Southern Power – Wind Repowering Projects" and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power – Wind Repowering Projects," respectively, in Item 8 of the Form 10-K for additional information.
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

    Table of Contents                                Index to Financial Statements

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)
Financial data for business segments for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Gas Distribution Operations	Gas Pipeline Investments	Gas Marketing Services	Total Reportable Segments	All Other	Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2026
Operating revenues	$706	$8	$59	$773	$1	$(1)	$773
Other segment items(*)	418	1	51	470	3	(1)	472
Depreciation and amortization	188	5	3	196	—	—	196
Earnings from equity method investments	—	31	—	31	—	—	31
Interest expense	99	11	1	111	(4)	—	107
Income taxes (benefit)	(8)	5	1	(2)	10	—	8
Segment net income (loss)	$9	$17	$3	$29	$(8)	$—	$21

Nine Months Ended September 30, 2026
Operating revenues	$3,491	$24	$417	$3,932	$5	$(7)	$3,930
Other segment items(*)	2,093	2	287	2,382	8	(7)	2,383
Depreciation and amortization	548	7	8	563	2	—	565
Earnings from equity method investments	—	108	—	108	—	—	108
Interest expense	280	28	3	311	2	—	313
Income taxes (benefit)	129	24	34	187	(3)	—	184
Segment net income (loss)	$441	$71	$85	$597	$(4)	$—	$593

Total assets at September 30, 2026	$26,674	$1,584	$1,703	$29,961	$11,256	$(13,161)	$28,056

Three Months Ended September 30, 2025
Operating revenues	$668	$8	$58	$734	$1	$(1)	$734
Other segment items(*)	409	1	50	460	5	(1)	464
Depreciation and amortization	171	1	3	175	1	—	176
Earnings from equity method investments	—	31	—	31	—	—	31
Interest expense	89	10	1	100	(6)	—	94
Income taxes	(13)	7	1	(5)	11	—	6
Segment net income (loss)	$12	$20	$3	$35	$(10)	$—	$25

Nine Months Ended September 30, 2025
Operating revenues	$3,122	$24	$403	$3,549	$11	$(8)	$3,552
Other segment items(*)	1,842	3	284	2,129	12	(8)	2,133
Depreciation and amortization	502	4	10	516	1	—	517
Earnings from equity method investments	—	93	—	93	—	—	93
Interest expense	252	28	2	282	(5)	—	277
Income taxes (benefit)	109	20	30	159	10	—	169
Segment net income (loss)	$417	$62	$77	$556	$(7)	$—	$549

Total assets at December 31, 2025	$25,391	$1,475	$1,749	$28,615	$10,643	$(11,871)	$27,387
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
Recent Developments
Alabama Power
In December 2025, the Alabama PSC issued a consent order to keep retail rates stable through 2027. On April 2, 2026, the State of Alabama enacted legislation (Power to the People Act) providing that retail base rates established and in place on October 1, 2026 may not be increased before January 1, 2029 for utilities that are regulated by the Alabama PSC and that provide retail electric service. The ultimate outcome of this matter cannot be determined at this time. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Rate CNP New Plant
On November 4, 2026, in conjunction with a Rate CNP New Plant filing, Alabama Power requested authorization from the Alabama PSC to defer until 2029 the recovery of the costs associated with the Lindsay Hill Generating Station to reconcile the timing of that recovery with the apparent intent of the Power to the People Act. In this filing, Alabama Power proposed providing bill credits to retail customers during 2028 to offset any rate impact of the previously approved cost recovery associated with the Lindsay Hill Generating Station through Rate CNP New Plant beginning January 2028. Alabama Power also proposed establishing a regulatory asset for the associated costs in 2028 to be recovered over a five-year period starting in 2029 in order to effectuate the previously approved cost recovery. The ultimate outcome of this matter cannot be determined at this time. See Note (B) to the Condensed Financial Statements under "Alabama Power – Power to the People Act" herein and Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
Potential Cost Exposure Petition
In addition to comprehensive pricing, early termination fees, and security features such as guarantees or surety bonds, Alabama Power has included in certain electric service contracts an Incremental Revenue Component (IRC) designed to further help mitigate Potential Cost Exposure (PCE) associated with expected incremental investments.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
On October 16, 2026, Alabama Power filed a petition with the Alabama PSC seeking authorization to establish a regulatory liability effective October 1, 2026 for future PCE to align with the IRC.
Alabama Power proposed in this petition that when the IRC amounts are billed, Alabama Power would identify a corresponding amount of PCE and record that amount as a regulatory liability, with a corresponding charge to amortization. This would allow Alabama Power to establish a regulatory liability to mitigate PCE when and if it materializes while the related IRC amounts are billed. Once risk mitigation thresholds are achieved, Alabama Power would begin systematically reducing the regulatory liability with a corresponding credit to amortization.
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
See Note (B) to the Condensed Financial Statements under "Georgia Power" herein for additional information.
Integrated Resource Plans
On August 26, 2026, as a result of additional large load contracts, Georgia Power filed a joint statement with the Georgia PSC Staff in which Georgia Power agreed to increase the amount of downward pressure on rates for non-large load customers to be included in its next base rate case to at least $949 million per year, on a levelized basis, for the years 2029, 2030, and 2031.
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
See Note (B) to the Condensed Financial Statements under "Mississippi Power" herein for additional information.
Southern Power
In the first quarter 2026, Southern Power committed to development projects to uprate certain turbines at its existing Franklin and Wansley natural gas facilities, which are projected to add up to 400 MWs of incremental capacity.

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
During the first nine months of 2026, Southern Power placed in service the 180-MW second phase of the Millers Branch solar facility, as well as all 200 MWs and all 152 MWs of the repowering projects at the Kay and Grant wind facilities, respectively.
In addition, during the first nine months of 2026 and subsequent to September 30, 2026, Southern Power placed in service 82 MWs of the 147-MW repowering project at the Grant Plains wind facility. The ultimate outcome of this matter cannot be determined at this time.
See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.
At September 30, 2026, Southern Power's average investment coverage ratio for its generating assets, including those owned with various partners, based on the ratio of investment under contract to total investment using the respective facilities' net book value (or expected in-service value for facilities under construction) as the investment amount was 98% through 2030 and 89% through 2035, with an average remaining contract duration of approximately 12 years.
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
On July 21, 2026, Nicor Gas filed a petition for leave to appeal with the Illinois Supreme Court related to the capital structure approved in Nicor Gas' 2023 general base rate case proceeding. On September 30, 2026, the Illinois Supreme Court denied Nicor Gas' petition. This matter is now concluded.
On September 8, 2026, Nicor Gas, the staff of the Illinois Commission, and certain other parties entered into a stipulation to resolve Nicor Gas' general base rate case filed on January 9, 2026. On October 15, 2026, the Illinois Commission entered an order approving the stipulation, which provides for an annual base rate revenue increase of approximately $82 million, an ROE of 9.48%, and an equity ratio of 50%, effective November 16, 2026. Under the stipulation, Nicor Gas has agreed that once the order approving the stipulation becomes final, including the resolution of any rehearing requests, it will file a motion to dismiss its pending appeal of the Illinois Commission's November 19, 2025 base rate case decision. The order remains subject to rehearing requests and related procedural actions. The ultimate outcome of this matter cannot be determined at this time.
Virginia Natural Gas
On August 4, 2026, Virginia Natural Gas filed a base rate case with the Virginia Commission seeking an increase in annual base revenues of $67 million, including $18 million related to the recovery of investments under the SAVE program. The requested increase is based on a projected 12-month period beginning January 1, 2027, an ROE of 10.45%, and an equity ratio of 54.86%. Rate adjustments will be effective January 1, 2027, subject to refund. The Virginia Commission is expected to issue an order on the requested increase in the third quarter 2027. The ultimate outcome of this matter cannot be determined at this time.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
Southern Company
Consolidated Net Income Attributable to Southern Company

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$335	19.6	$652	16.6
Consolidated net income attributable to Southern Company was $2.0 billion ($1.77 per share) in the third quarter 2026 compared to $1.7 billion ($1.55 per share) for the corresponding period in 2025. The increase was primarily due to an increase in non-fuel retail electric revenues, partially offset by increases in other operations and maintenance expenses and taxes other than income taxes.
For year-to-date 2026, consolidated net income attributable to Southern Company was $4.6 billion ($4.02 per share) compared to $3.9 billion ($3.56 per share) for the corresponding period in 2025. The increase was primarily due to increases in non-fuel retail electric revenues, higher natural gas revenues associated with base rate increases, increases in AFUDC equity and earnings from equity method investments, and a decrease in income taxes, partially offset by increases in depreciation and amortization, other operations and maintenance expenses, and taxes other than income taxes.
Retail Electric Revenues
In the third quarter 2026, retail electric revenues were $6.6 billion compared to $5.7 billion for the corresponding period in 2025. For year-to-date 2026, retail electric revenues were $16.0 billion compared to $15.1 billion for the corresponding period in 2025. Details of the changes in retail electric revenues were as follows:

	Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$322	5.7%	$293	2.0%
Sales growth	150	2.6	306	2.0
Weather	218	3.8	139	0.9
Fuel and other cost recovery	226	4.0	206	1.4
Retail electric revenues	$916	16.1%	$944	6.3%
Changes in rates and pricing resulted in increases in revenues in the third quarter and year-to-date 2026 when compared to the corresponding periods in 2025 primarily due to higher contributions from commercial and industrial customers with variable demand-driven pricing at Georgia Power and an increase in Rate CNP Compliance revenues at Alabama Power. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Changes in sales resulted in increases in revenues in the third quarter and year-to-date 2026 when compared to the corresponding periods in 2025. Weather-adjusted residential KWH sales increased 1.3% and 0.6% in the third quarter and year-to-date 2026, respectively, primarily due to customer growth. Weather-adjusted commercial KWH sales increased 7.3% and 6.5% in the third quarter and year-to-date 2026, respectively, primarily due to increased customer usage, largely driven by data centers at Georgia Power. Weather-adjusted industrial KWH sales increased 1.8% in the third quarter 2026 primarily due to increases in the primary metals, lumber, and miscellaneous manufacturing sectors, partially offset by declines in the paper and chemicals sectors. Weather-adjusted industrial KWH sales increased 1.1% for year-to-date 2026 primarily due to increases in the primary metals, miscellaneous manufacturing, and stone, clay, and glass sectors, partially offset by declines in the paper and chemicals sectors.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2026 as compared to the corresponding periods in 2025 primarily due to higher recoverable fuel costs. Electric rates for the traditional electric operating companies include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of PPA costs, and do not affect net income. The traditional electric operating companies each have one or more regulatory mechanisms to recover other costs such as environmental and other compliance costs, storm damage, new plants, and PPA capacity costs. See Note 2 to the financial statements in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements herein for additional information.
Wholesale Electric Revenues

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$41	4.9	$280	12.4
In the third quarter 2026, wholesale electric revenues were $873 million compared to $832 million for the corresponding period in 2025. For year-to-date 2026, wholesale electric revenues were $2.54 billion compared to $2.26 billion for the corresponding period in 2025. The increases in the third quarter and year-to-date 2026 were due to an increase in energy revenues associated with increases of $40 million and $162 million, respectively, related to the volume of KWHs sold resulting from higher demand and $11 million and $132 million, respectively, related to the average cost per KWH sold primarily resulting from higher fuel and purchased power prices, partially offset by decreases of $10 million and $14 million, respectively, in non-fuel revenues from wholesale capacity contracts primarily at Alabama Power.
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
Other Electric Revenues

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(33)	(12.6)	$12	1.7
In the third quarter 2026, other electric revenues were $229 million compared to $262 million for the corresponding period in 2025. The decrease was primarily due to a decrease of $31 million in renewable energy program revenues primarily associated with solar application fees at Georgia Power.
For year-to-date 2026, other electric revenues were $736 million compared to $724 million for the corresponding period in 2025. The increase was primarily due to an increase of $50 million in open access transmission tariff sales

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
at the traditional electric operating companies, partially offset by a decrease of $28 million in renewable energy program revenues primarily associated with solar application fees at Georgia Power.
Natural Gas Revenues
In the third quarter 2026, natural gas revenues were $773 million compared to $734 million for the corresponding period in 2025. For year-to-date 2026, natural gas revenues were $3.93 billion compared to $3.55 billion for the corresponding period in 2025. Details of the changes in natural gas revenues were as follows:

	Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Rates	$50	6.8%	$184	5.2%
Gas costs and other cost recovery	(23)	(3.1)	158	4.4
Gas marketing services	—	—	19	0.5
Other	12	1.6	17	0.5
Natural gas revenues	$39	5.3%	$378	10.6%
Changes in rates resulted in increases in revenues in the third quarter and year-to-date 2026 as compared to the corresponding periods in 2025 primarily due to base rate increases at Nicor Gas and Atlanta Gas Light. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery decreased in the third quarter 2026 as compared to the corresponding period in 2025 primarily due to lower cost of natural gas driven by lower natural gas prices. Revenues associated with gas costs and other cost recovery increased for year-to-date 2026 as compared to the corresponding period in 2025 primarily due to higher cost of natural gas driven by higher natural gas prices in the first quarter 2026, as well as increases in other expenses passed through to customers. See "Cost of Natural Gas" herein for additional information.
Revenues from gas marketing services increased for year-to-date 2026 as compared to the corresponding period in 2025 primarily due to higher commodity prices in the first quarter 2026, partially offset by weather impacts.
Other Revenues

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$57	19.8	$32	3.3
In the third quarter 2026, other revenues were $345 million compared to $288 million for the corresponding period in 2025. The increase was primarily due to an increase of $57 million in revenues at PowerSecure related to distributed infrastructure projects.
For year-to-date 2026, other revenues were $1.01 billion compared to $0.97 billion for the corresponding period in 2025. The increase was primarily due to increases of $56 million in revenues at PowerSecure related to distributed infrastructure projects, $22 million in unregulated sales associated with power delivery construction and maintenance projects at Georgia Power, and $20 million in unregulated sales associated with outdoor lighting at Alabama Power and Georgia Power, partially offset by decreases of $31 million in unregulated sales associated with energy conservation projects at Georgia Power and $25 million in sales of other unregulated products and services at Alabama Power.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Fuel and Purchased Power Expenses

	Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$191	14.2%	$327	8.7%
Purchased power	32	12.4	54	7.0
Total fuel and purchased power expenses	$223		$381
In the third quarter 2026, total fuel and purchased power expenses were $1.8 billion compared to $1.6 billion for the corresponding period in 2025. The increase was due to a $128 million increase related to the volume of KWHs generated and purchased and a $95 million increase related to the average cost of fuel and purchased power.
For year-to-date 2026, total fuel and purchased power expenses were $4.9 billion compared to $4.5 billion for the corresponding period in 2025. The increase was due to a $232 million increase related to the volume of KWHs generated and purchased and a $149 million increase related to the average cost of fuel and purchased power.
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
Details of the Southern Company system's generation and purchased power and the related costs were as follows:

	Third Quarter 2026	Third Quarter 2025	Year-to-Date 2026	Year-to-Date 2025
Total generation (in billions of KWHs)	57	53	152	144
Total purchased power (in billions of KWHs)	6	6	16	16
Sources of generation (percent) —
Gas	53	53	51	51
Coal	21	21	20	20
Nuclear	18	19	19	19
Hydro	1	1	2	3
Wind, Solar, and Other	7	6	8	7
Cost of fuel, generated (in cents per net KWH)—
Gas	3.38	3.13	3.62	3.40
Coal	3.75	3.68	3.59	3.81
Nuclear	0.79	0.84	0.79	0.85
Average cost of fuel, generated (in cents per net KWH)	2.95	2.78	2.99	2.94
Average cost of purchased power (in cents per net KWH)(*)	5.29	4.94	5.44	5.03
(*)Average cost of purchased power includes fuel purchased by the Southern Company system for tolling agreements where power is generated by the provider.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Cost of Natural Gas

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(17)	(14.7)	$155	14.8
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, the natural gas distribution utilities' rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from the natural gas distribution utilities. See Note 2 to the financial statements under "Southern Company Gas – Natural Gas Cost Recovery" in Item 8 of the Form 10-K for additional information. Cost of natural gas at the natural gas distribution utilities represented 77.8% and 84.2% of the total cost of natural gas in the third quarter and year-to-date 2026, respectively.
In the third quarter 2026, cost of natural gas was $99 million compared to $116 million for the corresponding period in 2025. The decrease reflects lower gas cost recovery as a result of a 3.8% decrease in natural gas prices.
For year-to-date 2026, cost of natural gas was $1.2 billion compared to $1.0 billion for the corresponding period in 2025. The increase reflects higher gas cost recovery, primarily in the first quarter 2026, as a result of a 7.2% increase in natural gas prices.
Cost of Other Sales

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$35	22.4	$26	5.0
In the third quarter 2026, cost of other sales was $191 million compared to $156 million for the corresponding period in 2025. The increase was primarily due to an increase of $34 million in expenses at PowerSecure primarily related to distributed infrastructure projects.
For year-to-date 2026, cost of other sales was $548 million compared to $522 million for the corresponding period in 2025. The increase was primarily related to increases of $29 million in expenses associated with unregulated power delivery construction and maintenance projects at Georgia Power and $11 million in expenses related to energy service contracts at Southern Company Gas, partially offset by a decrease of $19 million in expenses related to sales of unregulated products and services at Alabama Power.
Other Operations and Maintenance Expenses

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$205	12.5	$261	5.3
In the third quarter 2026, other operations and maintenance expenses were $1.8 billion compared to $1.6 billion for the corresponding period in 2025. The increase was primarily due to an increase of $46 million in generation expenses at the traditional electric operating companies, increases of $42 million in transmission and distribution costs and $39 million in storm damage recovery, both at Georgia Power, a $33 million credit to income at Georgia Power related to the estimated probable loss on Plant Vogtle Units 3 and 4 in 2025, and $24 million in expenses at Southern Company Gas related to charges associated with the disallowance of certain capital investments at Nicor Gas as part of its 2025 base rate case, certain deferred expenses, and gas mains.
For year-to-date 2026, other operations and maintenance expenses were $5.2 billion compared to $4.9 billion for the corresponding period in 2025. The increase was primarily due to increases of $80 million in expenses at Southern Company Gas related to employee compensation and benefits, certain deferred expenses, and charges associated with the disallowance of certain capital investments at Nicor Gas as part of its 2025 base rate case, $72 million in

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
transmission and distribution operational costs at the traditional electric operating companies, $63 million in NDR accruals and storm damage recovery at Alabama Power and Georgia Power, and $43 million in generation expenses at Georgia Power largely due to non-outage maintenance expenses, a $33 million credit to income at Georgia Power related to the estimated probable loss on Plant Vogtle Units 3 and 4 in the third quarter 2025, and a $31 million increase in customer education and assistance expenses at Georgia Power. Partially offsetting the increase were $35 million of deferred costs related to the Jurisdictional Separation Study Order at Alabama Power and decreases of $30 million associated with increased utilization of the reliability reserve to offset reliability-related transmission, distribution, and generation expenses and $24 million related to the acquisition of the Lindsay Hill Generating Station, both at Alabama Power.
See Note (B) to the Condensed Financial Statements under "Alabama Power – Reliability Reserve Accounting Order," "Georgia Power – Storm Damage Recovery," and "Southern Company Gas – Rate Proceedings – Nicor Gas" herein for additional information. Also see Note 2 to the financial statements under "Georgia Power – Nuclear Construction" and "Southern Company Gas – Rate Proceedings – Nicor Gas" and Notes 2 and 15 to the financial statements under "Alabama Power – Jurisdictional Separation Study Order" and "Alabama Power," respectively, in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$22	1.5	$268	6.7
In the third quarter 2026, depreciation and amortization was $1.44 billion compared to $1.42 billion for the corresponding period in 2025. For year-to-date 2026, depreciation and amortization was $4.3 billion compared to $4.0 billion for the corresponding period in 2025. The increases in the third quarter and year-to-date 2026 were primarily due to increases of $114 million and $317 million, respectively, associated with additional plant in service, partially offset by decreases of $100 million and $297 million, respectively, resulting from the extension of Georgia Power's 2022 ARP. Also contributing to the increase for year-to-date 2026 was an increase of $228 million in accelerated depreciation related to wind repowering projects at Southern Power.
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
Taxes Other Than Income Taxes

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$146	50.7	$129	11.4
In the third quarter 2026, taxes other than income taxes were $434 million compared to $288 million for the corresponding period in 2025. For year-to-date 2026, taxes other than income taxes were $1.27 billion compared to $1.14 billion for the corresponding period in 2025. The increases in the third quarter and year-to-date 2026 were primarily due to increases of $116 million and $81 million, respectively, in property taxes at Georgia Power largely resulting from the timing of prior-year actualizations and $23 million and $30 million, respectively, in municipal franchise fees and utility license taxes at the traditional electric operating companies.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Allowance for Equity Funds Used During Construction

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$50	55.6	$145	59.7
In the third quarter 2026, allowance for equity funds used during construction was $140 million compared to $90 million for the corresponding period in 2025. For year-to-date 2026, allowance for equity funds used during construction was $388 million compared to $243 million for the corresponding period in 2025. The increases were primarily associated with an increase in capital expenditures subject to AFUDC at Georgia Power.
Earnings from Equity Method Investments

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$44	133.3	$137	N/M
In the third quarter 2026, earnings from equity method investments were $77 million compared to $33 million for the corresponding period in 2025. For year-to-date 2026, earnings from equity method investments were $213 million compared to $76 million for the corresponding period in 2025. The increases in the third quarter and year-to-date 2026 were primarily due to increases of $46 million and $115 million, respectively, at Southern Holdings related to gains and losses on investments in energy-related venture capital funds. Also contributing to the increase for year-to-date 2026 was a $15 million increase at Southern Company Gas related to SNG. See Note 7 to the financial statements in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Southern Company" and "Southern Company Gas" herein for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$87	11.5	$72	3.1
In the third quarter 2026, interest expense, net of amounts capitalized was $842 million compared to $755 million for the corresponding period in 2025. The increase was primarily due to $43 million in losses associated with the extinguishment of debt at the parent company and increases of $40 million related to higher average outstanding borrowings and $16 million related to higher interest rates, partially offset by an increase of $16 million in capitalized interest and AFUDC debt primarily associated with increased capital expenditures.
For year-to-date 2026, interest expense, net of amounts capitalized was $2.4 billion compared to $2.3 billion for the corresponding period in 2025. The increase was primarily due to increases of $161 million related to higher average outstanding borrowings, $29 million related to higher interest rates, and $21 million in interest associated with PPAs accounted for as finance leases at Georgia Power, partially offset by a decrease of $75 million in losses associated with the extinguishment of debt at the parent company and an increase of $63 million in capitalized interest and AFUDC debt primarily associated with increased capital expenditures.
See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" and "Financing Activities" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Income (Expense), Net

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$22	14.8	$49	10.7
In the third quarter 2026, other income (expense), net was $171 million compared to $149 million for the corresponding period in 2025. For year-to-date 2026, other income (expense), net was $508 million compared to $459 million for the corresponding period in 2025. The increases in the third quarter and year-to-date 2026 were primarily due to increases in customer charges related to contributions in aid of construction at Alabama Power and Georgia Power, partially offset by a loss on certain investments at Southern Holdings.
Income Taxes

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$68	16.8	$(86)	(8.8)
In the third quarter 2026, income taxes were $472 million compared to $404 million for the corresponding period in 2025. The increase was primarily due to higher pre-tax earnings, $57 million associated with a change in tax benefits related to the extinguishment of debt in 2025, and a decrease of $23 million in the flowback of excess state deferred income taxes at Georgia Power, partially offset by an increase of $70 million in amortization of federal PTCs and ITCs at Georgia Power and an increase of $36 million in wind and solar PTCs at Southern Power.
For year-to-date 2026, income taxes were $887 million compared to $973 million for the corresponding period in 2025. The decrease was primarily due to an increase of $107 million in wind and solar PTCs at Southern Power and an increase of $102 million in amortization of federal PTCs and ITCs and a decrease of $82 million in charges to a valuation allowance on certain state tax credit carryforwards, both at Georgia Power, partially offset by higher pre-tax earnings, $57 million associated with a change in tax benefits related to the extinguishment of debt in 2025, and a decrease of $53 million in the flowback of excess state deferred income taxes at Georgia Power.
See Note (G) to the Condensed Financial Statements and Note (K) to the Condensed Financial Statements under "Southern Power" herein and Notes 8 and 15 to the financial statements under "Convertible Senior Notes" and "Southern Power – Purchase of Renewable Facility Interests," respectively, in Item 8 of the Form 10-K for additional information.
Net Income (Loss) Attributable to Noncontrolling Interests

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$32	N/M	$119	N/M
Substantially all noncontrolling interests relate to renewable projects at Southern Power. In the third quarter 2026, net income attributable to noncontrolling interests was $28 million compared to a net loss of $4 million for the corresponding period in 2025. For year-to-date 2026, net income attributable to noncontrolling interests was $24 million compared to a net loss of $95 million for the corresponding period in 2025. The changes in the third quarter and year-to-date 2026 were primarily due to $32 million and $111 million, respectively, in lower loss allocations to Southern Power's tax equity partners, largely resulting from Southern Power's purchase of the noncontrolling membership interests in the SP Wind tax equity partnership. See Note 15 to the financial statements under "Southern Power – Purchase of Renewable Facility Interests" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Alabama Power
Net Income

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$73	12.4	$180	13.4
Alabama Power's net income in the third quarter 2026 was $661 million compared to $588 million for the corresponding period in 2025. The increase was primarily due to increases in non-fuel retail revenues and other income (expense), net, partially offset by increases in other operations and maintenance expenses and depreciation and amortization.
For year-to-date 2026, net income was $1.5 billion compared to $1.3 billion for the corresponding period in 2025. The increase was primarily due to an increase in non-fuel retail revenues, a decrease in other operations and maintenance expenses, and an increase in other income (expense), net, partially offset by an increase in depreciation and amortization.
Retail Revenues
In the third quarter 2026, retail revenues were $2.2 billion compared to $2.0 billion for the corresponding period in 2025. For year-to-date 2026, retail revenues were $5.7 billion compared to $5.5 billion for the corresponding period in 2025. Details of the changes in retail revenues were as follows:

	Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$31	1.5%	$47	0.9%
Sales growth	28	1.4	58	1.1
Weather	59	2.8	19	0.3
Fuel and other cost recovery	75	3.7	67	1.2
Retail revenues	$193	9.4%	$191	3.5%
Changes in rates and pricing resulted in increases in revenues in the third quarter and year-to-date 2026 as compared to the corresponding periods in 2025 primarily due to an increase in Rate CNP Compliance revenues resulting from higher recoverable costs. See Note 2 to the financial statements under "Alabama Power – Rate CNP Compliance" in Item 8 of the Form 10-K for additional information.
Changes in sales resulted in increases in revenues in the third quarter and year-to-date 2026 as compared to the corresponding periods in 2025. Weather-adjusted residential KWH sales increased 1.6% in the third quarter 2026 primarily due to an increase in customer usage and customer growth. Weather-adjusted residential KWH sales increased 0.9% for year-to-date 2026 primarily due to customer growth. Weather-adjusted commercial KWH sales increased 0.8% in the third quarter 2026 primarily due to an increase in customer usage. Weather-adjusted commercial KWH sales increased 0.1% for year-to-date 2026. Industrial KWH sales increased 4.7% and 3.6% in the third quarter and year-to-date 2026, respectively, primarily due to increases in the primary metals and pipeline sectors, partially offset by decreases in the chemicals and pulp and paper sectors. An increase in the mining sector also contributed to the increase for year-to-date 2026.
Fuel and other cost recovery revenues increased in the third quarter and year-to-date 2026 as compared to the corresponding periods in 2025 primarily as a result of higher recoverable fuel costs. Electric rates include provisions to recognize the recovery of fuel costs, purchased power costs, PPAs certificated by the Alabama PSC, and costs associated with the NDR. Under these provisions, fuel and other cost recovery revenues generally equal fuel and other cost recovery expenses and do not affect net income. See Note 2 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues – Non-Affiliates

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(38)	(27.7)	$(24)	(7.4)
In the third quarter 2026, wholesale revenues from sales to non-affiliates were $99 million compared to $137 million for the corresponding period in 2025. The decrease consisted of a $23 million decrease in energy revenues, primarily due to a decrease of $21 million related to the volume of KWH sales associated with lower market demand, and a $15 million decrease in non-fuel revenues from wholesale capacity contracts.
For year-to-date 2026, wholesale revenues from sales to non-affiliates were $302 million compared to $326 million for the corresponding period in 2025. The decrease consisted of a $36 million decrease in non-fuel revenues from wholesale capacity contracts, partially offset by a $12 million increase in energy revenues due to increases of $6 million related to the volume of KWH sales associated with higher market demand and $6 million related to the average cost per KWH sold due to higher Southern Company system fuel and purchased power prices.
The decreases in capacity revenues in the third quarter and year-to-date 2026 were primarily due to the expiration of a power sales agreement in December 2025, partially offset by the commencement of a new power sales agreement in October 2025 associated with the acquisition of the Lindsay Hill Generating Station. See Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.
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
Wholesale Revenues – Affiliates

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$28	100.0	$98	74.2
In the third quarter 2026, wholesale revenues from sales to affiliates were $56 million compared to $28 million for the corresponding period in 2025. The increase was primarily due to increases of 86.6% in the volume of KWH sales due to affiliated company energy needs and 8.8% in the price of energy due to an increase in fuel prices.
For year-to-date 2026, wholesale revenues from sales to affiliates were $230 million compared to $132 million for the corresponding period in 2025. The increase was primarily due to increases of 57.4% in the volume of KWH sales due to affiliated company energy needs and 10.5% in the price of energy due to an increase in fuel prices.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Revenues

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$8	7.5	$1	0.3
In the third quarter 2026, other revenues were $115 million compared to $107 million for the corresponding period in 2025. For year-to-date 2026, other revenues were $354 million compared to $353 million for the corresponding period in 2025. The increases in the third quarter and year-to-date 2026 were primarily due to increases of $8 million and $22 million, respectively, in open access transmission tariff sales. Largely offsetting the increase for year-to-date 2026 was a $16 million decrease in sales of unregulated products and services.
Fuel and Purchased Power Expenses

	Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$82	19.7%	$123	10.8%
Purchased power – non-affiliates	9	16.1	21	11.7
Purchased power – affiliates	(19)	(19.6)	(15)	(6.9)
Total fuel and purchased power expenses	$72		$129
In the third quarter 2026, total fuel and purchased power expenses were $641 million compared to $569 million for the corresponding period in 2025. The increase was due to a $37 million increase related to the average cost of fuel and purchased power and a $35 million net increase related to the volume of KWHs generated and purchased.
For year-to-date 2026, total fuel and purchased power expenses were $1.67 billion compared to $1.54 billion for the corresponding period in 2025. The increase was due to a $74 million net increase related to the volume of KWHs generated and purchased and a $55 million increase related to the average cost of fuel and purchased power.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Details of Alabama Power's generation and purchased power and the related costs were as follows:

	Third Quarter 2026	Third Quarter 2025	Year-to-Date 2026	Year-to-Date 2025
Total generation (in billions of KWHs)	18	16	48	44
Total purchased power (in billions of KWHs)	3	3	7	7
Sources of generation (percent) —
Gas	39	36	38	35
Coal	36	37	34	36
Nuclear	23	24	24	22
Hydro	2	3	4	7
Cost of fuel, generated (in cents per net KWH) —
Gas	3.20	3.19	3.23	3.29
Coal	3.72	3.34	3.42	3.29
Nuclear	0.75	0.72	0.74	0.73
Average cost of fuel, generated (in cents per net KWH)	2.83	2.63	2.66	2.69
Average cost of purchased power (in cents per net KWH)(*)	5.94	5.52	6.64	5.96
(*)Average cost of purchased power includes fuel, energy, and transmission purchased by Alabama Power for tolling agreements where power is generated by the provider.
Other Operations and Maintenance Expenses

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$18	4.1	$(110)	(8.0)
In the third quarter 2026, other operations and maintenance expenses were $452 million compared to $434 million for the corresponding period in 2025. The increase was primarily due to increases of $11 million in planned outages, $10 million in generation expenses associated with Rate CNP Compliance-related expenses, and $10 million associated with decreased utilization of the reliability reserve to offset reliability-related transmission, distribution, and generation expenses, partially offset by $12 million of deferred costs related to the Jurisdictional Separation Study Order.
For year-to-date 2026, other operations and maintenance expenses were $1.3 billion compared to $1.4 billion for the corresponding period in 2025. The decrease was primarily due to $35 million of deferred costs related to the Jurisdictional Separation Study Order, as well as decreases of $30 million associated with increased utilization of the reliability reserve to offset reliability-related transmission, distribution, and generation expenses, $28 million in expenses related to sales of unregulated products and services, $24 million related to the acquisition of the Lindsay Hill Generating Station, and $23 million in planned outages. Partially offsetting the decreases was an $11 million increase in NDR accruals.
See Note (B) to the Condensed Financial Statements under "Alabama Power – Reliability Reserve Accounting Order" herein and Note 2 to the financial statements under "Alabama Power – Jurisdictional Separation Study Order," " – Rate CNP Compliance," and " – Rate NDR" and Note 15 to the financial statements under "Alabama Power" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$10	2.6	$36	3.2
In the third quarter 2026, depreciation and amortization was $390 million compared to $380 million for the corresponding period in 2025. For year-to-date 2026, depreciation and amortization was $1.16 billion compared to $1.12 billion for the corresponding period in 2025. The increases were primarily related to the acquisition of the Lindsay Hill Generating Station in September 2025 and other additional plant in service, partially offset by the deferral of expenses related to the Jurisdictional Separation Study Order. See Notes 2 and 15 to the financial statements under "Alabama Power – Jurisdictional Separation Study Order" and "Alabama Power," respectively, in Item 8 of the Form 10-K for additional information.
Other Income (Expense), Net

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$17	38.6	$49	38.3
In the third quarter 2026, other income (expense), net was $61 million compared to $44 million for the corresponding period in 2025. For year-to-date 2026, other income (expense), net was $177 million compared to $128 million for the corresponding period in 2025. The increases were primarily due to increases in customer charges related to contributions in aid of construction.
Income Taxes

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$35	20.0	$72	18.0
In the third quarter 2026, income taxes were $210 million compared to $175 million for the corresponding period in 2025. For year-to-date 2026, income taxes were $473 million compared to $401 million for the corresponding period in 2025. The increases were primarily due to higher pre-tax earnings.
Georgia Power
Net Income

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$275	22.0	$479	19.5
Georgia Power's net income in the third quarter 2026 was $1.5 billion compared to $1.2 billion for the corresponding period in 2025. The increase was primarily due to higher non-fuel retail revenues, partially offset by increases in other operations and maintenance expenses and taxes other than income taxes.
For year-to-date 2026, net income was $2.9 billion compared to $2.5 billion for the corresponding period in 2025. The increase was primarily due to higher non-fuel retail revenues, an increase in AFUDC equity, higher non-fuel-related wholesale revenues, and a decrease in income taxes, partially offset by increases in other operations and maintenance expenses, taxes other than income taxes, and interest expense.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Retail Revenues
In the third quarter 2026, retail revenues were $4.1 billion compared to $3.4 billion for the corresponding period in 2025. For year-to-date 2026, retail revenues were $9.5 billion compared to $8.8 billion for the corresponding period in 2025. Details of the changes in retail revenues were as follows:

	Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$296	8.8%	$216	2.5%
Sales growth	115	3.4	241	2.8
Weather	152	4.5	118	1.3
Fuel cost recovery	160	4.8	143	1.6
Retail revenues	$723	21.5%	$718	8.2%
Changes in rates and pricing resulted in increases in revenues in the third quarter and year-to-date 2026 as compared to the corresponding periods in 2025 primarily due to higher contributions from commercial and industrial customers with variable demand-driven pricing.
Changes in sales resulted in increases in revenues in the third quarter and year-to-date 2026 as compared to the corresponding periods in 2025. Weather-adjusted residential KWH sales increased 1.0% in the third quarter 2026 primarily due to customer growth. Weather-adjusted residential KWH sales increased 0.3% for year-to-date 2026 primarily due to customer growth. Weather-adjusted commercial KWH sales increased 10.2% and 9.3% in the third quarter and year-to-date 2026, respectively, primarily due to increased customer usage, largely driven by data centers. Weather-adjusted industrial KWH sales decreased 1.2% in the third quarter 2026 primarily due to decreases in the paper, textiles, and primary metals sectors, partially offset by increases in the miscellaneous manufacturing, transportation, and food sectors. Weather-adjusted industrial KWH sales decreased 0.8% for year-to-date 2026 primarily due to decreases in the paper, textiles, and primary metals sectors, partially offset by increases in the miscellaneous manufacturing, stone, clay, and glass, and food sectors.
Fuel revenues and costs are allocated between retail and wholesale jurisdictions. Retail fuel cost recovery revenues increased in the third quarter and year-to-date 2026 as compared to the corresponding periods in 2025 due to higher recoverable fuel costs. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these fuel cost recovery provisions, fuel revenues generally equal fuel expenses and do not affect net income. See Note (B) to the Condensed Financial Statements under "Georgia Power – Fuel Cost Recovery" herein and Note 2 to the financial statements under "Georgia Power – Fuel Cost Recovery" in Item 8 of the Form 10-K for additional information.
Wholesale Revenues

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$8	5.7	$105	26.9
For year-to-date 2026, wholesale revenues were $495 million compared to $390 million for the corresponding period in 2025. The increase was due to a $98 million increase in energy revenues associated with increases of $52 million related to the average cost per KWH sold resulting from higher Southern Company system fuel and purchased power prices, $29 million in non-fuel-related energy revenues from wholesale contracts, and $17 million related to the volume of KWH sales associated with higher market demand, as well as a $7 million increase in capacity revenues from new and existing power sales agreements.
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
Other Revenues

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(30)	(11.1)	$3	0.4
In the third quarter 2026, other revenues were $241 million compared to $271 million for the corresponding period in 2025. The decrease was primarily due to decreases of $31 million in renewable energy program revenues primarily associated with solar application fees and $17 million in realized gains associated with price stability products for retail customers on variable demand-driven pricing tariffs, partially offset by an increase of $14 million in outdoor lighting sales.
For year-to-date 2026, other revenues were $777 million compared to $774 million for the corresponding period in 2025. The increase was primarily due to increases of $28 million in open access transmission tariff sales, $24 million in outdoor lighting sales, and $22 million in unregulated sales associated with power delivery construction and maintenance projects, partially offset by decreases of $31 million in unregulated sales associated with energy conservation projects and $28 million in renewable energy program revenues primarily associated with solar application fees.
Fuel and Purchased Power Expenses

	Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$79	13.9%	$146	9.3%
Purchased power – non-affiliates	19	10.8	8	1.6
Purchased power – affiliates	41	20.3	52	7.8
Total fuel and purchased power expenses	$139		$206
In the third quarter 2026, total fuel and purchased power expenses were $1.08 billion compared to $0.95 billion for the corresponding period in 2025. The increase was due to increases of $104 million related to the volume of KWHs generated and purchased and $35 million related to the average cost of fuel and purchased power.
For year-to-date 2026, total fuel and purchased power expenses were $2.95 billion compared to $2.75 billion for the corresponding period in 2025. The increase was due to a $187 million increase related to the volume of KWHs generated and purchased and a $19 million net increase related to the average cost of fuel and purchased power.
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
Details of Georgia Power's generation and purchased power and the related costs were as follows:

	Third Quarter 2026	Third Quarter 2025	Year-to-Date 2026	Year-to-Date 2025
Total generation (in billions of KWHs)	20	19	52	50
Total purchased power (in billions of KWHs)	11	10	29	28
Sources of generation (percent) —
Gas	40	41	40	40
Nuclear	32	33	34	35
Coal	26	24	24	22
Hydro and other	2	2	2	3
Cost of fuel, generated (in cents per net KWH) —
Gas	3.65	3.22	3.86	3.54
Nuclear	0.81	0.91	0.82	0.92
Coal	3.73	4.02	3.73	4.40
Average cost of fuel, generated (in cents per net KWH)	2.75	2.64	2.79	2.78
Average cost of purchased power (in cents per net KWH)(*)	5.08	4.87	5.22	5.03
(*)Average cost of purchased power includes fuel purchased by Georgia Power for tolling agreements where power is generated by the provider.
Other Operations and Maintenance Expenses

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$150	24.4	$206	10.9
In the third quarter 2026, other operations and maintenance expenses were $766 million compared to $616 million for the corresponding period in 2025. The increase was primarily due to increases of $42 million in transmission and distribution costs, $39 million in storm damage recovery, and $28 million in generation expenses largely due to planned outage expenses, as well as a $33 million credit to income related to the estimated probable loss on Plant Vogtle Units 3 and 4 in 2025.
For year-to-date 2026, other operations and maintenance expenses were $2.1 billion compared to $1.9 billion for the corresponding period in 2025. The increase was primarily due to increases of $58 million in transmission and distribution costs, $52 million in storm damage recovery, $43 million in generation expenses largely due to non-outage maintenance expenses, $31 million in customer education and assistance expenses, and $18 million in certain employee compensation and benefit expenses, as well as a $33 million credit to income related to the estimated probable loss on Plant Vogtle Units 3 and 4 in the third quarter 2025, partially offset by a decrease of $25 million in technology infrastructure and application production costs.
See Note (B) to the Condensed Financial Statements under "Georgia Power – Storm Damage Recovery" herein and Note 2 to the financial statements under "Georgia Power – Nuclear Construction" in Item 8 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Depreciation and Amortization

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(10)	(1.9)	$(37)	(2.4)
In the third quarter 2026, depreciation and amortization was $516 million compared to $526 million for the corresponding period in 2025. For year-to-date 2026, depreciation and amortization was $1.50 billion compared to $1.54 billion for the corresponding period in 2025. The decreases in the third quarter and year-to-date 2026 were primarily due to decreases of $100 million and $297 million, respectively, resulting from the extension of the 2022 ARP, partially offset by increases of $77 million and $224 million, respectively, from additional plant in service and $12 million and $30 million, respectively, from depreciation associated with PPAs accounted for as finance leases. See Note 2 to the financial statements under "Georgia Power – Rate Plans" in Item 8 of the Form 10-K and Note (F) to the Condensed Financial Statements under "Georgia Power Lease Modification" herein for additional information.
Taxes Other Than Income Taxes

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$136	N/M	$108	25.9
In the third quarter 2026, taxes other than income taxes were $211 million compared to $75 million for the corresponding period in 2025. For year-to-date 2026, taxes other than income taxes were $525 million compared to $417 million for the corresponding period in 2025. The increases in the third quarter and year-to-date 2026 were primarily due to increases of $116 million and $81 million, respectively, in property taxes largely resulting from the timing of prior-year actualizations and increases of $19 million and $23 million, respectively, in municipal franchise fees resulting from higher retail revenues.
Allowance for Equity Funds Used During Construction

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$45	67.2	$142	83.0
In the third quarter 2026, allowance for equity funds used during construction was $112 million compared to $67 million for the corresponding period in 2025. For year-to-date 2026, allowance for equity funds used during construction was $313 million compared to $171 million for the corresponding period in 2025. The increases were primarily due to an increase in capital expenditures subject to AFUDC.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$49	24.5	$95	16.2
In the third quarter 2026, interest expense, net of amounts capitalized was $249 million compared to $200 million for the corresponding period in 2025. For year-to-date 2026, interest expense, net of amounts capitalized was $680 million compared to $585 million for the corresponding period in 2025. The increases in the third quarter and year-to-date 2026 were primarily associated with increases of approximately $23 million and $75 million, respectively, related to higher average outstanding borrowings and $30 million and $51 million, respectively, in interest associated with PPAs accounted for as finance leases, partially offset by increases of $11 million and $40 million, respectively, in AFUDC debt related to increased capital expenditures. See FINANCIAL CONDITION AND

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
LIQUIDITY – "Sources of Capital" and "Financing Activities" herein and Note (F) to the Condensed Financial Statements under "Georgia Power Lease Modification" for additional information.
Income Taxes

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$15	5.4	$(83)	(13.6)
In the third quarter 2026, income taxes were $293 million compared to $278 million for the corresponding period in 2025. The increase was primarily due to higher pre-tax earnings and a decrease of $23 million in the flowback of excess state deferred income taxes, partially offset by an increase of $70 million in amortization of federal PTCs and ITCs.
For year-to-date 2026, income taxes were $529 million compared to $612 million for the corresponding period in 2025. The decrease was primarily due to an increase of $102 million in amortization of federal PTCs and ITCs and a decrease of $82 million in charges to a valuation allowance on certain state tax credit carryforwards, partially offset by higher pre-tax earnings and a decrease of $53 million in the flowback of excess state deferred income taxes.
See Note (G) to the Condensed Financial Statements herein for additional information.
Mississippi Power
Net Income

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$5	6.0	$3	1.5
Mississippi Power's net income in the third quarter 2026 was $89 million compared to $84 million for the corresponding period in 2025. The increase was primarily due to an increase in non-fuel wholesale revenues, partially offset by a decrease in other revenues.
For year-to-date 2026, net income was $201 million compared to $198 million for the corresponding period in 2025. The increase was primarily due to higher retail revenues associated with changes in rates and pricing and an increase in non-fuel wholesale revenues, largely offset by increases in other operations and maintenance expenses and depreciation and amortization and a decrease in other revenues.
Retail Revenues
Retail revenues were $302 million in both the third quarter 2026 and the corresponding period in 2025. For year-to-date 2026, retail revenues were $857 million compared to $824 million for the corresponding period in 2025. Details of the changes in retail revenues were as follows:

	Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Rates and pricing	$(5)	(1.7)%	$30	3.6%
Sales growth	7	2.4	6	0.8
Weather	7	2.3	2	0.2
Fuel and other cost recovery	(9)	(3.0)	(5)	(0.6)
Retail revenues	$—	—%	$33	4.0%

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Changes in rates and pricing resulted in a decrease in revenues in the third quarter 2026 as compared to the corresponding period in 2025 primarily due to the expiration of a PEP surcharge at the end of 2025 that became effective for the first billing cycle of July 2025. Changes in rates and pricing resulted in an increase in revenues for year-to-date 2026 as compared to the corresponding period in 2025 primarily due to an increase in PEP rates and higher revenues associated with a tolling arrangement accounted for as a sales-type lease. See Note 2 to the financial statements under "Mississippi Power – Performance Evaluation Plan" in Item 8 of the Form 10-K and Note (B) to the Condensed Financial Statements under "Mississippi Power – Performance Evaluation Plan" herein for additional information.
Changes in sales resulted in increases in revenues in the third quarter and year-to-date 2026 as compared to the corresponding periods in 2025. Weather-adjusted residential KWH sales increased 2.3% and 0.7% in the third quarter and year-to-date 2026, respectively, primarily due to increased customer usage. Weather-adjusted commercial KWH sales increased 2.9% and 2.1% in the third quarter and year-to-date 2026, respectively, primarily due to increased customer usage. Industrial KWH sales increased 3.3% in the third quarter 2026 primarily due to increases in the petroleum and chemicals sectors. Industrial KWH sales increased 1.0% for year-to-date 2026 primarily due to increases in the petroleum and pipeline sectors, partially offset by decreases in the oil and gas extraction and chemicals sectors.
Fuel and other cost recovery revenues decreased in the third quarter and year-to-date 2026 as compared to the corresponding periods in 2025 primarily as a result of lower recoverable fuel costs. Recoverable fuel costs include fuel and purchased power expenses reduced by the fuel and emissions portion of wholesale revenues from energy sold to customers outside Mississippi Power's service territory. Electric rates include provisions to adjust billings for fluctuations in fuel costs, including the energy component of purchased power costs. Under these provisions, fuel revenues generally equal fuel expenses, including the energy component of purchased power costs, and do not affect net income. See Note 2 to the financial statements in Item 8 of the Form 10-K for additional information.
Wholesale Revenues – Non-Affiliates

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$17	23.6	$46	22.4
In the third quarter 2026, wholesale revenues from sales to non-affiliates were $89 million compared to $72 million for the corresponding period in 2025. The increase was primarily due to a $19 million increase associated with new and existing power supply agreements, of which $10 million related to capacity sales and $9 million related to energy sales.
For year-to-date 2026, wholesale revenues from sales to non-affiliates were $251 million compared to $205 million for the corresponding period in 2025. The increase was primarily due to a $36 million increase associated with new and existing power supply agreements, of which $21 million related to capacity sales and $15 million related to energy sales, and a $10 million increase in opportunity sales primarily due to higher market demand.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Wholesale Revenues – Affiliates

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$4	4.3	$(1)	(0.4)
In the third quarter 2026, wholesale revenues from sales to affiliates were $98 million compared to $94 million for the corresponding period in 2025. The increase was primarily due to a $3 million increase in energy revenues due to an increase of $13 million related to the average cost per KWH sold due to higher Southern Company system fuel prices, largely offset by a decrease of $10 million related to the volume of KWH sales.
For year-to-date 2026, wholesale revenues from sales to affiliates were $229 million compared to $230 million for the corresponding period in 2025. The decrease was primarily due to a $2 million decrease in energy revenues due to a decrease of $24 million related to the volume of KWH sales, largely offset by an increase of $22 million related to the average cost per KWH sold due to higher Southern Company system fuel prices.
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
Other Revenues

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(33.3)	$(7)	(16.7)
In the third quarter 2026, other revenues were $8 million compared to $12 million for the corresponding period in 2025. The decrease was primarily due to customer bill credits associated with certain federal excess accumulated deferred income taxes.
For year-to-date 2026, other revenues were $35 million compared to $42 million for the corresponding period in 2025. The decrease was primarily due to an $8 million decrease in customer charges related to contributions in aid of construction included in rates in 2025 and a $4 million decrease due to customer bill credits associated with certain federal excess accumulated deferred income taxes, partially offset by a $5 million increase in sales of unregulated products and services.
See Note (B) to the Condensed Financial Statements under "Mississippi Power – Excess Accumulated Deferred Income Tax Accounting Order" herein for additional information.
Fuel and Purchased Power Expenses

	Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$(2)	(1.2)%	$10	2.2%
Purchased power	3	25.0	10	26.3
Total fuel and purchased power expenses	$1		$20
For year-to-date 2026, total fuel and purchased power expenses were $508 million compared to $488 million for the corresponding period in 2025. The increase was due to a $29 million increase related to the average cost of fuel and purchased power, of which $11 million is related to capacity, partially offset by a $9 million decrease related to the volume of KWHs generated and purchased.

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
Details of Mississippi Power's generation and purchased power and the related costs were as follows:

	Third Quarter 2026	Third Quarter 2025	Year-to-Date 2026	Year-to-Date 2025
Total generation (in millions of KWHs)	5,697	5,627	14,023	14,110
Total purchased power (in millions of KWHs)	279	264	833	855
Sources of generation (percent) –
Gas	90	88	92	89
Coal	10	12	8	11
Cost of fuel, generated (in cents per net KWH) –
Gas	2.91	2.95	3.37	3.21
Coal	4.28	4.35	4.54	4.70
Average cost of fuel, generated (in cents per net KWH)	3.06	3.13	3.47	3.39
Average cost of purchased power (in cents per net KWH)	5.19	4.45	5.79	4.47
Other Operations and Maintenance Expenses

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$3	3.2	$30	11.5
In the third quarter 2026, other operations and maintenance expenses were $97 million compared to $94 million for the corresponding period in 2025. The increase was primarily due to an increase of $7 million in generation expenses, partially offset by a decrease of $3 million in transmission expenses primarily due to routine maintenance.
For year-to-date 2026, other operations and maintenance expenses were $291 million compared to $261 million for the corresponding period in 2025. The increase was primarily due to increases of $20 million in generation expenses, $5 million related to distribution expenses, and $4 million associated with a decrease in utilization of the reliability reserve to offset reliability-related transmission, distribution, and generation expenses.
See Note (B) to the Condensed Financial Statements under "Mississippi Power – Reliability Reserve Accounting Order" herein for additional information.
Depreciation and Amortization

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$3	5.7	$13	8.3
In the third quarter 2026, depreciation and amortization was $56 million compared to $53 million for the corresponding period in 2025. For year-to-date 2026, depreciation and amortization was $170 million compared to $157 million for the corresponding period in 2025. The increases were primarily due to additional plant in service.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power
Net Income Attributable to Southern Power

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$49	N/M	$(111)	(78.7)
Net income attributable to Southern Power in the third quarter 2026 was $52 million compared to $3 million for the corresponding period in 2025. The increase was primarily due to higher revenues driven by increased demand and higher market prices of energy and an increase in capacity revenues related to natural gas PPAs.
Net income attributable to Southern Power for year-to-date 2026 was $30 million compared to $141 million for the corresponding period in 2025. The decrease was primarily due to higher accelerated depreciation related to wind repowering projects, partially offset by higher revenues driven by increased demand and higher market prices of energy.
See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power," respectively, in Item 8 of the Form 10-K for additional information.
Operating Revenues

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$86	14.0	$188	10.9
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Operating Revenues Details
Details of Southern Power's operating revenues were as follows:

	Third Quarter 2026	Third Quarter 2025	Year-to-Date 2026	Year-to-Date 2025
	(in millions)
PPA capacity revenues	$174	$148	$414	$394
PPA energy revenues	457	397	1,289	1,114
Total PPA revenues	631	545	1,703	1,508
Non-PPA revenues	62	65	198	201
Other revenues	6	3	13	17
Total operating revenues	$699	$613	$1,914	$1,726
In the third quarter 2026, total operating revenues were $699 million, reflecting an $86 million, or 14.0%, increase from the corresponding period in 2025. The change in operating revenues was primarily due to the following:
•PPA capacity revenues increased $26 million, or 17.6%, primarily due to a lease modification related to an affiliate PPA with Georgia Power, which resulted in a $24 million increase in capacity revenues under the PPA.
•PPA energy revenues increased $60 million, or 15.1%, primarily due to an increase of $26 million related to the volume of KWHs sold under natural gas PPAs, an increase of $16 million driven by fuel and purchased power prices, and an $11 million increase in solar revenues primarily related to the first and second phases of the Millers Branch solar facility being placed in service.
For year-to-date 2026, total operating revenues were $1.9 billion, reflecting a $188 million, or 10.9%, increase from the corresponding period in 2025. The change in operating revenues was primarily due to the following:
•PPA capacity revenues increased $20 million, or 5.1%, primarily due to a lease modification related to an affiliate PPA with Georgia Power, which resulted in a $32 million increase in capacity revenues, partially offset by an $18 million charge associated with the lease modification.
•PPA energy revenues increased $175 million, or 15.7%, primarily due to an increase of $86 million related to the volume of KWHs sold under natural gas PPAs, an increase of $63 million driven by fuel and purchased power prices, and a $21 million increase in solar PPA revenues primarily related to the first and second phases of the Millers Branch solar facility being placed in service.
See Note (K) to the Condensed Financial Statements under "Southern Power – Construction Projects" herein for additional information.
Fuel and Purchased Power Expenses
Details of Southern Power's generation and purchased power were as follows:

	Third Quarter 2026	Third Quarter 2025	Year-to-Date 2026	Year-to-Date 2025
	(in billions of KWHs)
Generation	13.5	12.5	36.3	35.0
Purchased power	0.8	0.7	2.8	1.9
Total generation and purchased power	14.3	13.2	39.1	36.9

Total generation and purchased power (excluding solar, wind, fuel cells, and tolling agreements)	6.4	6.1	18.2	17.1
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
Details of Southern Power's fuel and purchased power expenses were as follows:

	Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Fuel	$25	14.9%	$54	10.3%
Purchased power	12	37.5	47	51.6
Total fuel and purchased power expenses	$37		$101
In the third quarter 2026, total fuel and purchased power expenses increased $37 million, or 18.5%, as compared to the corresponding period in 2025. Fuel expense increased $25 million due to a $20 million increase associated with the average cost of fuel and a $5 million increase related to the volume of KWHs generated. Purchased power expense increased $12 million due to an increase of $7 million related to the volume of KWHs purchased and a $5 million increase associated with the average cost of purchased power.
For year-to-date 2026, total fuel and purchased power expenses increased $101 million, or 16.4%, as compared to the corresponding period in 2025. Fuel expense increased $54 million due to an increase of $46 million associated with the average cost of fuel and an $8 million increase related to the volume of KWHs generated. Purchased power expense increased $47 million due to an increase of $39 million related to the volume of KWHs purchased and an increase of $8 million associated with the average cost of purchased power.
Other Operations and Maintenance Expenses

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$3	2.3	$22	5.7
For year-to-date 2026, other operations and maintenance expenses were $406 million compared to $384 million for the corresponding period in 2025. The increase was primarily due to hail damage to solar panels at the Millers Branch solar project and an increase in certain employee compensation and benefit expenses, partially offset by a decrease in generation expenses related to planned outages.
Depreciation and Amortization

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$12	4.9	$241	41.8
For year-to-date 2026, depreciation and amortization was $817 million compared to $576 million for the corresponding period in 2025. The increase was largely due to a $228 million increase in accelerated depreciation related to wind repowering projects. See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Notes 5 and 15 to the financial statements under "Depreciation and

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Amortization – Southern Power" and "Southern Power – Wind Repowering Projects," respectively, in Item 8 of the Form 10-K for additional information.
Income Taxes (Benefit)

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(51)	N/M	$(195)	N/M
In the third quarter 2026, income tax benefit was $45 million compared to income tax expense of $6 million for the corresponding period in 2025. The change was primarily due to an increase of $36 million in wind and solar PTCs, primarily resulting from Southern Power's purchase of the noncontrolling membership interests in the SP Wind tax equity partnership and the first and second phases of the Millers Branch solar facility being placed in service.
For year-to-date 2026, income tax benefit was $192 million compared to income tax expense of $3 million for the corresponding period in 2025. The change was primarily due to an increase of $107 million in wind and solar PTCs, primarily resulting from Southern Power's purchase of the noncontrolling membership interests in the SP Wind tax equity partnership and the first and second phases of the Millers Branch solar facility being placed in service, as well as a change in pre-tax earnings attributable to Southern Power, including the impact of accelerated depreciation related to wind repowering projects.
See Note (G) to the Condensed Financial Statements and Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein and Notes 5 and 15 to the financial statements under "Depreciation and Amortization – Southern Power" and "Southern Power," respectively, in Item 8 of the Form 10-K for additional information.
Net Income (Loss) Attributable to Noncontrolling Interests

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$32	N/M	$119	N/M
In the third quarter 2026, net income attributable to noncontrolling interests was $28 million compared to net loss of $4 million for the corresponding period in 2025. For year-to-date 2026, net income attributable to noncontrolling interests was $24 million compared to net loss of $95 million for the corresponding period in 2025. The changes in the third quarter and year-to-date 2026 were primarily due to $32 million and $111 million, respectively, in lower loss allocations to tax equity partners, largely resulting from Southern Power's purchase of the noncontrolling membership interests in the SP Wind tax equity partnership. See Note 15 to the financial statements under "Southern Power – Purchase of Renewable Facility Interests" in Item 8 of the Form 10-K for additional information.
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
Net Income

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(4)	(16.0)	$44	8.0
Southern Company Gas' net income in the third quarter 2026 was $21 million compared to $25 million for the corresponding period in 2025. The decrease was due to a $3 million decrease in net income at gas distribution operations and a $3 million decrease in net income at gas pipeline investments, partially offset by a $2 million decrease in net loss at all other.
For year-to-date 2026, net income was $593 million compared to $549 million for the corresponding period in 2025. The increase was due to a $24 million increase in net income at gas distribution operations, a $9 million increase in net income at gas pipeline investments, an $8 million increase in net income at gas marketing services, and a $3 million decrease in net loss at all other.
Natural Gas Revenues
In the third quarter 2026, natural gas revenues were $773 million compared to $734 million for the corresponding period in 2025. For year-to-date 2026, natural gas revenues were $3.93 billion compared to $3.55 billion for the corresponding period in 2025. Details of the changes in natural gas revenues were as follows:

	Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
	(change in millions)	(% change)	(change in millions)	(% change)
Rates	$50	6.8%	$184	5.2%
Gas costs and other cost recovery	(23)	(3.1)	158	4.4
Gas marketing services	—	—	19	0.5
Other	12	1.6	17	0.5
Natural gas revenues	$39	5.3%	$378	10.6%
Changes in rates resulted in increases in revenues in the third quarter and year-to-date 2026 as compared to the corresponding periods in 2025 primarily due to base rate increases at Nicor Gas and Atlanta Gas Light. See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings" in Item 8 of the Form 10-K for additional information.
Revenues associated with gas costs and other cost recovery decreased in the third quarter 2026 as compared to the corresponding period in 2025 primarily due to lower cost of natural gas driven by lower natural gas prices. Revenues associated with gas costs and other cost recovery increased for year-to-date 2026 as compared to the corresponding period in 2025 primarily due to higher cost of natural gas driven by higher natural gas prices in the first quarter 2026, partially offset by a decrease in other expenses passed through to customers. See "Cost of Natural Gas" herein for additional information.
Revenues from gas marketing services increased for year-to-date 2026 as compared to the corresponding period in 2025 primarily due to higher commodity prices in the first quarter 2026, partially offset by weather impacts.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Cost of Natural Gas

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$(17)	(14.7)	$155	14.8
Excluding Atlanta Gas Light, which does not sell natural gas to end-use customers, natural gas distribution rates include provisions to adjust billings for fluctuations in natural gas costs. Therefore, gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas and do not affect net income from gas distribution operations. Cost of natural gas at gas distribution operations represented 77.8% and 84.2% of the total cost of natural gas in the third quarter and year-to-date 2026, respectively. See MANAGEMENT'S DISCUSSION AND ANALYSIS – RESULTS OF OPERATIONS – "Southern Company Gas – Cost of Natural Gas" in Item 7 of the Form 10-K and "Natural Gas Revenues" herein for additional information.
In the third quarter 2026, cost of natural gas was $99 million compared to $116 million for the corresponding period in 2025. The decrease reflects lower gas cost recovery as a result of a 3.8% decrease in natural gas prices.
For year-to-date 2026, cost of natural gas was $1.2 billion compared to $1.0 billion for the corresponding period in 2025. The increase reflects higher gas cost recovery, primarily in the first quarter 2026, as a result of a 7.2% increase in natural gas prices.
The following table details the volumes of natural gas sold during all periods presented:

	Third Quarter			Year-to-Date
	2026	2025	2026 vs. 2025	2026	2025	2026 vs. 2025
Gas distribution operations (mmBtu in millions)
Firm	71	71	—%	448	475	(5.7)%
Interruptible	22	21	4.8	66	64	3.1
Total	93	92	1.1%	514	539	(4.6)%

Gas marketing services (mmBtu in millions)
Firm	6	5	20.0%	42	43	(2.3)%
Interruptible large commercial and industrial	2	3	(33.3)	7	10	(30.0)
Total	8	8	—%	49	53	(7.5)%
Other Operations and Maintenance Expenses

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$32	10.2	$101	10.9
In the third quarter 2026, other operations and maintenance expenses were $346 million compared to $314 million for the corresponding period in 2025. The increase was primarily due to increases of $10 million in employee compensation and benefit expenses, $9 million in charges associated with the disallowance of certain capital investments at Nicor Gas as part of its 2025 base rate case, $8 million in certain deferred expenses, and $7 million in expenses for gas mains.
For year-to-date 2026, other operations and maintenance expenses were $1.0 billion compared to $0.9 billion for the corresponding period in 2025. The increase was primarily due to increases of $40 million in employee compensation and benefit expenses, $20 million in certain deferred expenses, $20 million in charges associated with the disallowance of certain capital investments at Nicor Gas as part of its 2025 base rate case, $15 million in expenses for gas mains, $11 million in expenses related to energy service contracts at gas distribution operations,

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
and $9 million in certain technology infrastructure and application production costs, partially offset by a decrease of $22 million in legal expenses.
See Note 2 to the financial statements under "Southern Company Gas – Rate Proceedings – Nicor Gas" in Item 8 of the Form 10-K for additional information.
Depreciation and Amortization

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$20	11.4	$48	9.3
In the third quarter 2026, depreciation and amortization was $196 million compared to $176 million for the corresponding period in 2025. For year-to-date 2026, depreciation and amortization was $565 million compared to $517 million for the corresponding period in 2025. The increases were primarily due to additional plant in service related to continued investments at the natural gas distribution utilities.
Taxes Other Than Income Taxes

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$4	8.3	$12	5.8
In the third quarter 2026, taxes other than income taxes were $52 million compared to $48 million for the corresponding period in 2025. For year-to-date 2026, taxes other than income taxes were $218 million compared to $206 million for the corresponding period in 2025. The increases were primarily due to increases in revenue taxes as a result of higher natural gas revenues at Nicor Gas. Revenue taxes imposed on Nicor Gas are recoverable from its customers.
Earnings from Equity Method Investments

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$—	—	$15	16.1
For year-to-date 2026, earnings from equity method investments were $108 million compared to $93 million for the corresponding period in 2025. The increase was primarily due to higher revenue from short-term natural gas storage and borrowing services, prior period customer refunds, and lower legal expenses, all at SNG.
See Note 7 to the financial statements under "Southern Company Gas" in Item 8 of the Form 10-K and Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
Interest Expense, Net of Amounts Capitalized

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$13	13.8	$36	13.0
In the third quarter 2026, interest expense, net of amounts capitalized was $107 million compared to $94 million for the corresponding period in 2025. For year-to-date 2026, interest expense, net of amounts capitalized was $313 million compared to $277 million for the corresponding period in 2025. The increases were primarily associated with higher average outstanding borrowings. See FINANCIAL CONDITION AND LIQUIDITY – "Sources of Capital" herein for additional information on borrowings.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Other Income (Expense), Net

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$11	78.6	$18	37.5
In the third quarter 2026, other income (expense), net was $25 million compared to $14 million for the corresponding period in 2025. For year-to-date 2026, other income (expense), net was $66 million compared to $48 million for the corresponding period in 2025. The increases were primarily due to lower non-service cost-related retirement benefits income.
Income Taxes

Third Quarter 2026 vs. Third Quarter 2025		Year-to-Date 2026 vs. Year-to-Date 2025
(change in millions)	(% change)	(change in millions)	(% change)
$2	33.3	$15	8.9
For year-to-date 2026, income taxes were $184 million compared to $169 million for the corresponding period in 2025. The increases were primarily due to higher pre-tax earnings and a decrease in the flowback of excess state deferred income taxes, partially offset by tax benefits related to certain state tax filing positions.
See Note (G) to the Condensed Financial Statements herein for additional information.
Segment Information
Operating revenues, operating expenses, and net income for each segment are provided in the table below. See Note (L) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.

	2026			2025
	Operating Revenues	Operating Expenses	Net Income (Loss)	Operating Revenues	Operating Expenses	Net Income (Loss)
	(in millions)
Third Quarter
Gas distribution operations	$706	$627	$9	$668	$589	$12
Gas pipeline investments	8	6	17	8	2	20
Gas marketing services	59	53	3	58	52	3
All other	1	4	(8)	1	7	(10)
Intercompany eliminations	(1)	3	—	(1)	4	—
Consolidated	$773	$693	$21	$734	$654	$25

Year-to-Date
Gas distribution operations	$3,491	$2,690	$441	$3,122	$2,379	$417
Gas pipeline investments	24	11	71	24	7	62
Gas marketing services	417	296	85	403	293	77
All other	5	14	(4)	11	16	(7)
Intercompany eliminations	(7)	3	—	(8)	3	—
Consolidated	$3,930	$3,014	$593	$3,552	$2,698	$549
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
In the third quarter 2026, net income decreased $3 million, or 25.0%, when compared to the corresponding period in 2025, as described further below:
•Operating revenues increased $38 million primarily due to increases in base rates and energy services projects, partially offset by lower gas cost and other cost recovery. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses increased $38 million primarily due to a $16 million increase in depreciation primarily due to additional plant in service related to continued investments at the natural gas distribution utilities, $9 million in charges associated with the disallowance of certain capital investments at Nicor Gas as part of its 2025 base rate case, an $8 million increase in employee compensation and benefit expenses, an $8 million increase in certain deferred expenses, and a $7 million increase in expenses for gas mains, partially offset by a $17 million decrease in cost of natural gas.
•Interest expense, net of amounts capitalized increased $10 million primarily due to higher average outstanding borrowings.
•Income taxes increased $5 million primarily as a result of higher pre-tax earnings.
For year-to-date 2026, net income increased $24 million, or 5.8%, when compared to the corresponding period in 2025, as described further below:
•Operating revenues increased $369 million primarily due to base rate increases and higher gas cost recovery. Gas costs recovered through natural gas revenues generally equal the amount expensed in cost of natural gas.
•Operating expenses increased $311 million primarily due to a $158 million increase in cost of natural gas as a result of higher natural gas prices in the first quarter 2026 compared to 2025, a $46 million increase in depreciation primarily due to additional plant in service related to continued investments at the natural gas distribution utilities, a $30 million increase in employee compensation and benefit expenses, a $20 million increase in certain deferred expenses, $20 million in charges associated with the disallowance of certain capital investments at Nicor Gas as part of its 2025 base rate case, a $15 million increase in expenses for gas mains, and an $11 million increase in expenses related to energy service contracts, partially offset by a $22 million decrease in legal expenses.
•Interest expense, net of amounts capitalized increased $28 million primarily due to higher average outstanding borrowings.
•Income taxes increased $20 million primarily as a result of higher pre-tax earnings.
Gas Pipeline Investments
The gas pipeline investments segment consists primarily of joint ventures in natural gas pipeline investments including SNG and Dalton Pipeline. See Note (E) to the Condensed Financial Statements under "Southern Company Gas" herein for additional information.
In the third quarter 2026, net income decreased $3 million, or 15.0%, when compared to the corresponding period in 2025. The decrease was primarily due to increased depreciation resulting from capital projects.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
For year-to-date 2026, net income increased $9 million, or 14.5%, when compared to the corresponding period in 2025. The increase was primarily due to higher revenue from short-term natural gas storage and borrowing services, prior period customer refunds, and lower legal expenses, all at SNG.
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
For year-to-date 2026, net income increased $8 million, or 10.4%, when compared to the corresponding period in 2025. The increase was primarily due to higher retail margins, partially offset by higher operations and maintenance expenses and income taxes.
All Other
All other includes a renewable natural gas business, AGL Services Company, and Southern Company Gas Capital, as well as various corporate operating expenses that are not allocated to the reportable segments and interest income (expense) associated with affiliate financing arrangements. See Note 15 to the financial statements in Item 8 of the Form 10-K for additional information.
For year-to-date 2026, net loss decreased $3 million, or 42.9%, when compared to the corresponding period in 2025. The change was primarily due to tax benefits related to certain state tax positions.
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
Since 2023, the traditional electric operating companies have contracts with new data centers and other large load customers covering approximately 16 GWs of electric load, with each contract individually representing a maximum electric load greater than 100 MWs, that have been reviewed by the applicable state PSC. Additional contracts totaling approximately four GWs of electric load have been agreed with customers and are subject to review by the applicable state PSC. The approximately 20 GWs of new contracts (Large Load Contracts) fully ramp

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
up over several years after commencement of service. Some of the Large Load Contracts are currently in effect and have commenced service. Service under the remaining Large Load Contracts is expected to begin through 2029.
All of the Large Load Contracts contain minimum bill provisions. Large Load Contracts totaling approximately 16 GWs of electric load (including substantially all signed after 2024) also contain minimum duration, termination payment requirements, and financial security requiring customers to post collateral or provide an acceptable guarantee based on the customer's credit ratings. Certain Large Load Contracts requiring construction of specifically dedicated assets contain provisions for contribution by the customer to construction costs. These terms and conditions are designed to generate adequate incremental revenues associated with incremental costs to serve these customers.
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
Earnings for both the electricity and natural gas businesses are subject to a variety of other factors. These factors include weather; competition; developing new and maintaining existing energy contracts and associated load requirements with wholesale customers; demand growth from data centers and other large load customers and associated load and operating requirements; customer energy conservation practices; the use of alternative energy

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
sources by customers; government incentives to reduce overall energy usage; fuel, labor, and material prices in an environment of heightened inflation and material and labor supply chain disruptions; and the price elasticity of demand. Demand for electricity and natural gas in the Registrants' service territories is primarily driven by the pace of economic growth or decline that may be affected by changes in regional and global economic conditions and could be influenced by changes in technology, public policy, utility efficiency programs, and customer behavior. Geopolitical conflicts (such as the current Middle East conflict) and significant changes in fiscal, monetary, or trade policies could affect actual economic activity and historical economic relationships in ways not anticipated in economic outlooks or Southern Company system plans. Additionally, changes in inflation, interest rates, and credit market conditions could affect the cost of doing business. All of these factors may impact future earnings. See RESULTS OF OPERATIONS herein for information on energy sales in the Southern Company system's service territory during the first nine months of 2026.
As part of its ongoing effort to adapt to changing market conditions, Southern Company continues to evaluate and consider a wide array of potential business strategies. These strategies may include business combinations, partnerships, strategic alliances, joint ventures, and acquisitions involving other utility or non-utility businesses or properties, disposition of, or the sale of interests in, certain assets or businesses, internal restructuring, or some combination thereof. Furthermore, Southern Company may engage in new business ventures that arise from competitive and regulatory changes in the utility industry. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations, risks, and financial condition of Southern Company. In addition, Southern Power and Southern Company Gas regularly consider and evaluate joint development arrangements as well as acquisitions and/or dispositions of businesses and assets as part of their business strategies. See Note 15 to the financial statements in Item 8 of the Form 10-K, Note (K) to the Condensed Financial Statements herein, and "Construction Programs" herein for additional information.
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
Greenhouse Gases
On September 17, 2026, the EPA published the Partial Repeal of the Carbon Pollution Standards for Fossil Fuel-Fired Electric Generating Units (2024 GHG Rule Partial Repeal), which repeals all standards for existing units and removes the carbon capture and sequestration requirement for new combustion turbines and combined cycles as required by the 2024 GHG Rules. Petitions for review challenging the 2024 GHG Rule Partial Repeal have been filed in the U.S. Court of Appeals for the D.C. Circuit.
Also on September 17, 2026, the EPA published a supplemental proposed rule for the full repeal of all GHG standards for new and existing power plants under Section 111 of the Clean Air Act.
The ultimate impact of these actions and associated legal matters cannot be determined at this time.
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
Georgia Power
On June 11, 2026, the NRC approved Southern Nuclear's subsequent license renewal application for Plant Hatch Units 1 and 2, renewing both units' operating licenses for an additional 20 years (through 2054 and 2058 for Units 1 and 2, respectively).
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
Subsequent to September 30, 2026, Alabama Power placed in service the Gorgas battery energy storage facility, which is designed to store electricity generated by other Alabama Power resources and discharge up to 150 MWs of power for two hours. See MANAGEMENT'S DISCUSSION AND ANALYSIS – FUTURE EARNINGS POTENTIAL – "Construction Programs" in Item 7 of the Form 10-K for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Power's construction program includes the Millers Branch solar project, the Grant Plains, Wake, and Bethel wind repowering projects, and the incremental capacity uprate projects at the Franklin and Wansley natural gas facilities. The repowering projects result in accelerated depreciation related to the equipment being replaced that will continue until the projects' completion dates, which are projected to occur through the third quarter 2027. At September 30, 2026, the remaining pre-tax accelerated depreciation is projected to total approximately $95 million in 2026 and $117 million in 2027. The ultimate impact of these matters cannot be determined at this time. See Note (K) to the Condensed Financial Statements under "Southern Power" herein and Note 5 to the financial statements under "Depreciation and Amortization – Southern Power" in Item 8 of the Form 10-K for additional information.
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
On July 31, 2026, the FERC issued an order approving SNG's proposed $3.3 billion South System Expansion 4 pipeline project, designed to meet customer demand by increasing SNG's existing pipeline capacity by approximately 1.3 billion cubic feet per day, of which Southern Company and certain of its affiliates will be customers. Subject to the satisfaction or waiver of various conditions, including the receipt of all remaining required permits and approvals, the operator of the joint venture anticipates that the first and second phases of the project will be placed in service in the fourth quarter 2028 and fourth quarter 2029, respectively. Southern Company Gas' share of the total project costs would be 50%.
SNG has committed to developing an approximately $7.6 billion proposed Southeast Connector pipeline project, designed to meet customer demand through the construction of approximately 2.6 billion cubic feet per day of primarily new pipeline capacity, of which Southern Company and certain of its affiliates will be customers. Subject to the satisfaction or waiver of various conditions, including the receipt of all required permits and approvals by regulators, including the FERC, the first phase of the project is expected to be completed in 2030. Southern Company Gas' share of the total projected expenditures would be $0.2 billion in the fourth quarter 2026, $0.4 billion in 2027, $0.6 billion in 2028, $1.2 billion in 2029, and $0.8 billion in 2030. The ultimate scope of the project will depend on customer commitments.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
FINANCIAL CONDITION AND LIQUIDITY
Overview
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Overview" in Item 7 of the Form 10-K for additional information. The financial condition of each Registrant remained stable at September 30, 2026. The Registrants intend to continue to monitor their access to short-term and long-term capital markets as well as their bank credit arrangements to meet future capital and liquidity needs. See "Cash Requirements," "Sources of Capital," and "Financing Activities" herein for additional information.
At the end of the third quarter 2026, the market price of Southern Company's common stock was $82.89 per share (based on the closing price as reported on the NYSE) and the book value was $36.12 per share, representing a market-to-book ratio of 229%, compared to $87.20, $32.18, and 271%, respectively, at the end of 2025. Southern Company's common stock dividend in the third quarter 2026 was $0.76 per share compared to $0.74 per share in the third quarter 2025.
Cash Requirements
See MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Cash Requirements" in Item 7 of the Form 10-K for a description of the Registrants' significant cash requirements.
The Registrants' significant cash requirements include estimated capital expenditures associated with their construction programs. The construction programs are subject to periodic review and revision, and actual construction costs may vary from these estimates because of numerous factors. These factors include: changes in business conditions; changes in load projections; changes in environmental laws and regulations; the outcome of any legal challenges to environmental rules; changes in electric generating plants, including unit retirements and replacements and adding or changing fuel sources at existing electric generating units or extending the retirement dates of certain generating plants, to meet regulatory requirements; changes in FERC rules and regulations; state regulatory agency approvals; changes in the expected environmental compliance program; changes in legislation, regulation, and/or tariff policy; the cost, availability, and efficiency of construction labor, equipment, and materials; project scope and design changes; abnormal weather; delays in construction due to public or political considerations or judicial or regulatory action; storm impacts; and the cost of capital. In addition, there can be no assurance that the Registrants' costs related to capital expenditures and AROs (as applicable) will be fully recovered. Additionally, expenditures associated with Southern Power's planned acquisitions may vary due to market opportunities and the execution of its growth strategy.
In October 2026, Alabama Power's Board of Directors approved updates to its construction program to reflect new estimated amounts of $2.5 billion for 2027, $2.6 billion for 2028, $2.3 billion for 2029, $2.4 billion for 2030, and $2.8 billion for 2031. These amounts include capital expenditures related to nuclear fuel and LTSAs. These amounts also include estimated capital expenditures to comply with environmental laws and regulations, but do not include any potential compliance costs associated with any future regulation of CO2 emissions from fossil fuel-fired electric generating units.
In the first quarter 2026, Southern Power committed to development projects to uprate certain turbines at the Franklin and Wansley natural gas facilities. The remaining aggregate construction costs for these projects are expected to be between $560 million and $620 million. See Note (K) to the Condensed Financial Statements under "Southern Power – Natural Gas Turbine Uprate Projects" herein for additional information regarding Southern Power's construction projects.
Long-term debt maturities and the interest payable on long-term debt each represent a significant cash requirement for the Registrants. See "Financing Activities" herein for information on changes in the Registrants' long-term debt balances since December 31, 2025.
Fuel and purchased power costs represent a significant component of funding ongoing operations for the traditional electric operating companies and Southern Power. Fuel costs include purchases of coal (for the traditional electric operating companies) and natural gas (for the traditional electric operating companies and Southern Power), as well

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
as the related transportation and storage. Since December 31, 2025, Alabama Power, Georgia Power, and Southern Power have entered into additional commitments for natural gas primarily related to Alabama Power's conversion of Plant Barry Unit 5 from coal to natural gas, Georgia Power's ongoing construction of generation projects, and additional firm transportation capacity for certain Southern Power natural gas facilities. Total estimated costs for these additional fuel commitments at September 30, 2026 are provided in the table below. See Note (B) to the Condensed Financial Statements under "Georgia Power – Construction" herein and Note 2 to the financial statements under "Alabama Power – Environmental Accounting Order" in Item 8 of the Form 10-K for additional information.

	2027	2028	2029	2030	Thereafter
	(in millions)
Southern Company	$141	$781	$835	$907	$9,223
Alabama Power	2	29	65	65	993
Georgia Power	138	747	749	820	7,889
Southern Power	1	5	21	22	341
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
The amount, type, and timing of any financings during the remainder of 2026, as well as in subsequent years, will be contingent on investment opportunities and the Registrants' capital requirements and will depend upon prevailing market conditions, regulatory approvals (for certain of the Subsidiary Registrants), and other factors. See "Cash Requirements" and "Financing Activities" herein for additional information.
By regulation, Nicor Gas is restricted, up to its retained earnings balance, in the amount it can dividend or loan to affiliates and is not permitted to make money pool loans to affiliates. At September 30, 2026, the amount of subsidiary retained earnings restricted to dividend totaled $2.0 billion. This restriction did not impact Southern Company Gas' ability to meet its cash obligations, nor does management expect such restriction to materially impact Southern Company Gas' ability to meet its currently anticipated cash obligations.
Certain Registrants' current liabilities frequently exceed their current assets because of long-term debt maturities and the periodic use of short-term debt as a funding source, as well as significant seasonal fluctuations in cash needs. The Registrants generally plan to refinance long-term debt as it matures. The following table shows the amount by which current liabilities exceeded current assets at September 30, 2026 for the applicable Registrants:

At September 30, 2026	Southern Company	Georgia Power	Southern Company Gas
	(in millions)
Current liabilities in excess of current assets	$2,282	$1,065	$595

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
Bank Credit Arrangements
At September 30, 2026, unused committed credit arrangements with banks were as follows:

At September 30, 2026	Southern Company parent	Alabama Power(a)	Georgia Power(b)	Mississippi Power	Southern Power(c)	Southern Company Gas(d)	SEGCO	Southern Company
	(in millions)
Unused committed credit	$2,999	$1,365	$2,042	$275	$600	$1,598	$30	$8,909
(a)Includes $15 million at Alabama Property Company, a wholly-owned subsidiary of Alabama Power. Alabama Power is not party to this arrangement.
(b)Georgia Power had $26 million of letters of credit outstanding under an uncommitted letter of credit facility at September 30, 2026.
(c)At September 30, 2026, Southern Power also had two continuing letters of credit facilities for standby letters of credit, of which $21 million was unused. In addition, Southern Power Company had $23 million of letters of credit outstanding under an uncommitted letter of credit facility at September 30, 2026. Southern Power's subsidiaries are not parties to its bank credit arrangements or letter of credit facilities.
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
A portion of the unused credit with banks is allocated to provide liquidity support to certain revenue bonds of the traditional electric operating companies and the commercial paper programs of the Registrants, Nicor Gas, and SEGCO. At September 30, 2026, outstanding variable rate demand revenue bonds of the traditional electric operating companies with allocated liquidity support totaled approximately $1.5 billion (comprised of approximately $796 million at Alabama Power, $653 million at Georgia Power, and $58 million at Mississippi Power). In addition, at September 30, 2026, Georgia Power had approximately $170 million of fixed rate revenue bonds outstanding that are required to be remarketed within the next 12 months. Variable rate demand revenue bonds and fixed rate revenue bonds required to be remarketed within the next 12 months are classified as long-term debt on the balance sheets as a result of available long-term committed credit.
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

	Short-term Debt at September 30, 2026		Short-term Debt During the Period(*)
	Amount Outstanding	Weighted Average Interest Rate	Average Amount Outstanding	Weighted Average Interest Rate	Maximum Amount Outstanding
	(in millions)		(in millions)		(in millions)
Southern Company	$890	4.1%	$1,415	4.0%	$2,531
Alabama Power	—	—	9	3.7	100
Georgia Power	—	—	263	4.0	605
Mississippi Power	—	—	20	3.9	96
Southern Company Gas:
Southern Company Gas Capital	$71	4.1%	$296	3.9%	538
Nicor Gas	146	4.1	12	4.0	146
Southern Company Gas Total	$217	4.1%	$308	3.9%
(*)Average and maximum amounts are based upon daily balances during the three-month period ended September 30, 2026.
Analysis of Cash Flows
Net cash flows provided from (used for) operating, investing, and financing activities for the nine months ended September 30, 2026 and 2025 are presented in the following table:

Net cash provided from (used for):	Southern Company	Alabama Power	Georgia Power	Mississippi Power	Southern Power	Southern Company Gas
	(in millions)
Nine Months Ended September 30, 2026
Operating activities	$7,880	$2,104	$3,651	$265	$928	$1,525
Investing activities	(10,403)	(1,358)	(6,562)	(315)	(647)	(1,461)
Financing activities	2,628	(634)	3,112	113	16	(63)

Nine Months Ended September 30, 2025
Operating activities	$7,205	$1,800	$3,484	$299	$521	$1,378
Investing activities	(9,599)	(2,361)	(5,189)	(263)	(584)	(1,119)
Financing activities	4,635	519	2,524	(15)	942	43
Fluctuations in cash flows from financing activities vary from year to year based on capital needs and the maturity or redemption of securities.
Southern Company
Net cash provided from operating activities increased $675 million for the nine months ended September 30, 2026 as compared to the corresponding period in 2025 primarily due to higher net income after non-cash adjustments and the timing of vendor payments, partially offset by the timing of customer receivable collections and materials and supplies purchases.
The net cash used for investing activities for the nine months ended September 30, 2026 was primarily related to the Subsidiary Registrants' construction programs.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The net cash provided from financing activities for the nine months ended September 30, 2026 was primarily related to issuances of common stock through the settlement of forward sale contracts and net issuances of long-term debt, partially offset by common stock dividend payments. See Note (F) to the Condensed Financial Statements under "Equity Distribution Agreement" herein for additional information.
Alabama Power
Net cash provided from operating activities increased $304 million for the nine months ended September 30, 2026 as compared to the corresponding period in 2025 primarily due to higher net income after non-cash adjustments, customer refunds in 2025 associated with a nuclear fuel disposal cost award, and the timing of fossil fuel stock purchases and vendor payments, partially offset by the timing of customer receivable collections and the monetization of §45U PTCs in 2025. See Note 3 to the financial statements under "Nuclear Fuel Disposal Costs" in Item 8 of the Form 10-K for additional information.
The net cash used for investing activities for the nine months ended September 30, 2026 was primarily related to gross property additions, partially offset by contributions in aid of construction.
The net cash used for financing activities for the nine months ended September 30, 2026 was primarily related to common stock dividend payments, partially offset by capital contributions from Southern Company.
Georgia Power
Net cash provided from operating activities increased $167 million for the nine months ended September 30, 2026 as compared to the corresponding period in 2025 primarily due to the timing of vendor payments, partially offset by the timing of customer receivable collections.
The net cash used for investing activities for the nine months ended September 30, 2026 was primarily related to gross property additions.
The net cash provided from financing activities for the nine months ended September 30, 2026 was primarily related to capital contributions from Southern Company, net borrowings from the FFB, and net issuances of senior notes, partially offset by common stock dividend payments and the repayment of bank loans. See Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" herein for additional information.
Mississippi Power
Net cash provided from operating activities decreased $34 million for the nine months ended September 30, 2026 as compared to the corresponding period in 2025 primarily due to the timing of customer receivable collections and funds received in 2025 as part of the Plant Daniel acquisition, partially offset by increased fuel cost recovery.
The net cash used for investing activities for the nine months ended September 30, 2026 was primarily related to gross property additions.
The net cash provided from financing activities for the nine months ended September 30, 2026 was primarily related to the issuance of a bank term loan, capital contributions from Southern Company, and net issuance of senior notes, partially offset by common stock dividend payments.
Southern Power
Net cash provided from operating activities increased $407 million for the nine months ended September 30, 2026 as compared to the corresponding period in 2025 primarily due to higher net income after non-cash adjustments and an increase in the utilization of federal tax credit carryforwards.
The net cash used for investing activities for the nine months ended September 30, 2026 was primarily related to ongoing construction activities. See Note (K) to the Condensed Financial Statements under "Southern Power" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
The net cash provided from financing activities for the nine months ended September 30, 2026 was primarily related to capital contributions from Southern Company and net issuance of senior notes, partially offset by common stock dividend payments, a reduction in commercial paper borrowings, and net distributions to noncontrolling interests.
Southern Company Gas
Net cash provided from operating activities increased $147 million for the nine months ended September 30, 2026 as compared to the corresponding period in 2025 primarily due to increased billings, the timing of customer receivable collections, and higher natural gas cost recovery as a result of higher natural gas prices, partially offset by higher volumes of natural gas purchases and the timing of payments for natural gas.
The net cash used for investing activities for the nine months ended September 30, 2026 was primarily related to construction of transmission and distribution assets recovered through base rates.
The net cash used for financing activities for the nine months ended September 30, 2026 was primarily related to common stock dividend payments, a reduction in commercial paper borrowings, and maturities of first mortgage bonds, partially offset by the issuance of junior subordinated notes and the net issuance of senior notes.
Significant Balance Sheet Changes
Southern Company
Significant balance sheet changes for the nine months ended September 30, 2026 included:
•an increase of $6.3 billion in total property, plant, and equipment primarily related to the Subsidiary Registrants' construction programs;
•an increase of $5.9 billion in total stockholders' equity primarily related to net income and issuances of common stock largely through the settlement of forward sale contracts, partially offset by common stock dividend payments;
•an increase of $1.2 billion in long-term debt (including securities due within one year) primarily due to net issuances of senior notes, a net increase in finance lease obligations largely resulting from a lease modification at Georgia Power, and net borrowings from the FFB, partially offset by net redemptions of junior subordinated notes and net repayments of bank loans;
•an increase of $652 million in customer accounts receivable primarily due to seasonal billings and the timing of customer collections at the traditional electric operating companies; and
•an increase of $567 million in other deferred credits and liabilities primarily due to net receipts of contributions in aid of construction for transmission and generation facilities.
See "Financing Activities" and Note (F) to the Condensed Financial Statements under "Equity Distribution Agreement," and "DOE Loan Guarantee Borrowings," and "Georgia Power Lease Modification" herein for additional information.
Alabama Power
Significant balance sheet changes for the nine months ended September 30, 2026 included:
•an increase of $933 million in common stockholder's equity primarily due to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $432 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities;
•an increase of $420 million in other deferred credits and liabilities primarily due to contributions in aid of construction to be used for the construction of transmission and generation facilities; and
•an increase of $417 million in customer accounts receivable primarily due to seasonal billings and the timing of customer collections, as well as an increase in receivables related to contributions in aid of construction.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Georgia Power
Significant balance sheet changes for the nine months ended September 30, 2026 included:
•an increase of $6.6 billion in total property, plant, and equipment primarily related to the construction of generation, transmission, and distribution facilities;
•an increase of $5.2 billion in common stockholder's equity primarily due to capital contributions from Southern Company and net income, partially offset by dividends paid to Southern Company; and
•an increase of $2.5 billion in long-term debt (including securities due within one year) primarily due to a net increase in finance lease obligations largely resulting from a lease modification, net borrowings from the FFB, and net issuances of senior notes, partially offset by the repayment of bank loans.
See "Financing Activities – Georgia Power," Note (B) to the Condensed Financial Statements under "Georgia Power – Construction," and Note (F) to the Condensed Financial Statements under "DOE Loan Guarantee Borrowings" and "Georgia Power Lease Modification" herein for additional information.
Mississippi Power
Significant balance sheet changes for the nine months ended September 30, 2026 included:
•an increase of $160 million in long-term debt (including securities due within one year) primarily due to the issuance of a bank term loan and net issuance of senior notes;
•an increase of $157 million in common stockholder's equity related to net income and capital contributions from Southern Company, partially offset by dividends paid to Southern Company;
•an increase of $63 million in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flows – Mississippi Power" herein;
•an increase of $60 million in total property, plant, and equipment primarily related to the construction of transmission and distribution facilities; and
•a decrease of $60 million in other deferred credits and liabilities primarily due to contributions in aid of construction used for transmission and distribution facilities.
See "Financing Activities – Mississippi Power" herein for additional information.
Southern Power
Significant balance sheet changes for the nine months ended September 30, 2026 included:
•an increase of $297 million in cash and cash equivalents, as reflected in the statements of cash flows and discussed further under "Analysis of Cash Flows – Southern Power" herein;
•increases of $216 million in accumulated deferred income taxes and $115 million in prepaid income taxes primarily related to the expected utilization of tax credits;
•a decrease of $215 million in total property, plant, and equipment primarily due to the continued depreciation of assets and accelerated depreciation associated with wind repowering projects, partially offset by continued construction projects;
•an increase of $177 million in total stockholders' equity primarily due to capital contributions from Southern Company, partially offset by dividends paid to Southern Company and net distributions to noncontrolling interests; and
•a decrease of $138 million in notes payable due to a reduction in commercial paper borrowings.
See Note (K) to the Condensed Financial Statements under "Southern Power – Wind Repowering Projects" herein for additional information.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Southern Company Gas
Significant balance sheet changes for the nine months ended September 30, 2026 included:
•an increase of $915 million in total property, plant, and equipment primarily due to the construction of transmission and distribution assets;
•a decrease of $516 million in total accounts receivable primarily due to seasonal billings and the timing of customer collections, partially offset by increases in base rates and natural gas prices;
•an increase of $511 million in long-term debt (including securities due within one year) primarily due to the issuance of junior subordinated notes and the net issuance of senior notes, partially offset by maturities of first mortgage bonds;
•a decrease of $208 million in notes payable due to a reduction in commercial paper borrowings; and
•an increase of $207 million in common stockholder's equity primarily due to net income, partially offset by dividends paid to Southern Company.
See "Financing Activities – Southern Company Gas" herein for additional information.
Financing Activities
The following table outlines long-term debt financing activities for the first nine months of 2026:

	Issuances and Reofferings			Maturities, Redemptions, and Repurchases
Company	Senior Notes	Revenue Bonds	Other Long-Term Debt	Senior Notes	Revenue Bonds	Other Long-Term Debt(a)
	(in millions)
Southern Company parent	$2,731	$—	$1,300	$2,119	$—	$2,250
Alabama Power	—	—	—	—	—	47
Georgia Power	1,300	40	1,016	725	54	489
Mississippi Power	75	—	150	65	—	1
Southern Power	600	—	—	564	—	—
Southern Company Gas	550	—	500	350	—	150
Other	—	—	—	—	—	3
Elimination(b)	—	—	—	—	—	(19)
Southern Company	$5,256	$40	$2,966	$3,823	$54	$2,921
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
Southern Company
During the first nine months of 2026, Southern Company issued approximately 44.9 million shares of common stock primarily through forward sale contract settlements and employee equity compensation plans. Proceeds from

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
settlements of the forward sale contracts totaled approximately $3.8 billion. See Note (F) to the Condensed Financial Statements under "Equity Distribution Agreement" herein for additional information.
In January 2026, Southern Company redeemed all $1.25 billion aggregate principal amount of its Series 2020B 4.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due January 15, 2051.
Also in January 2026, Southern Company borrowed $100 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a floating rate, which was repaid in June 2026.
In March 2026, Southern Company issued $1.3 billion aggregate principal amount of Series 2026A 6.00% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due April 1, 2058.
In July 2026, Southern Company repaid at maturity $1.75 billion aggregate principal amount of its Series 2016E 3.25% Senior Notes.
Also in July 2026, Southern Company borrowed $200 million pursuant to a short-term uncommitted bank credit arrangement bearing interest at a floating rate, which was repaid in August 2026.
In August 2026, Southern Company issued approximately $833.8 million aggregate principal amount of Series 2026A 2.125% Convertible Senior Notes due December 15, 2027 and approximately $1.898 billion aggregate principal amount of Series 2026B 3.50% Convertible Senior Notes due September 15, 20297 in private offerings. Southern Company used a portion of the proceeds from these issuances to repurchase approximately $368.7 million of the remaining approximately $829.9 million aggregate principal amount outstanding of its Series 2024A 4.50% Convertible Senior Notes due June 15, 2027. See Note (F) to the financial statements under "Convertible Senior Notes" herein for additional information.
In September 2026, Southern Company redeemed all $1.0 billion aggregate principal amount of its Series 2021A 3.75% Fixed-to-Fixed Reset Rate Junior Subordinated Notes due September 15, 2051.
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

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
In August 2026, Georgia Power purchased and held $40 million aggregate principal amount of Development Authority of Monroe County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Scherer Project), First Series 2009. In September 2026, Georgia Power reoffered these bonds to the public.
In September 2026, Georgia Power repaid at maturity its obligations with respect to approximately $10 million aggregate principal amount of Development Authority of Floyd County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Hammond Project), First Series 1996, and approximately $4 million aggregate principal amount of Development Authority of Heard County (Georgia) Pollution Control Revenue Bonds (Georgia Power Company Plant Wansley Project), First Series 1996.
Also in September 2026, Georgia Power repaid at maturity $400 million aggregate principal amount of its Series 2025A Floating Rate Senior Notes.
Mississippi Power
In March 2026, Mississippi Power issued approximately $75 million aggregate principal amount of Series 2026A Floating Rate Senior Notes due May 15, 2076.
In July 2026, Mississippi Power repaid at maturity $65 million aggregate principal amount of its Series 2023A 5.64% Senior Notes.
Also in July 2026, Mississippi Power entered into a $150 million floating rate bank term loan, which matures in January 2028.
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
In June 2026, Southern Company Gas Capital repaid at maturity $350 million aggregate principal amount of its 3.250% Senior Notes.
Also in June 2026, Nicor Gas repaid at maturity $100 million aggregate principal amount of its 2.66% Series First Mortgage Bonds.
In August 2026, Nicor Gas repaid at maturity $50 million aggregate principal amount of its 1.42% Series First Mortgage Bonds.
In September 2026, Southern Company Gas Capital issued $550 million aggregate principal amount of Series 2026A 5.00% Senior Notes due October 1, 2029.
Subsequent to September 30, 2026, Nicor Gas issued in a private placement $50 million aggregate principal amount of 5.46% Series First Mortgage Bonds due October 9, 2029 and $75 million aggregate principal amount of 5.55% Series First Mortgage Bonds due October 9, 2031. Pursuant to the same agreement, Nicor Gas agreed to issue in a private placement in December 2026 $75 million aggregate principal amount of 5.80% Series First Mortgage Bonds due December 8, 2036 and $100 million aggregate principal amount of 6.25% Series First Mortgage Bonds due December 8, 2056.

    Table of Contents                                Index to Financial Statements

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (Continued)
Credit Rating Risk
At September 30, 2026, the Registrants did not have any credit arrangements that would require material changes in payment schedules or terminations as a result of a credit rating downgrade.
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
The maximum potential collateral requirements under these contracts at September 30, 2026 were as follows:

Credit Ratings	Southern Company(*)	Alabama Power	Georgia Power	Mississippi Power	Southern Power(*)	Southern Company Gas
	(in millions)
At BBB and/or Baa2	$32	$1	$—	$—	$31	$—
At BBB- and/or Baa3	448	2	36	—	409	—
At BB+ and/or Ba1 or below	3,469	392	2,191	296	1,415	17
(*)Southern Power has PPAs that could require collateral, but not accelerated payment, in the event of a downgrade of Southern Power's credit. The PPAs require credit assurances without stating a specific credit rating. The amount of collateral required would depend upon actual losses resulting from a credit downgrade. Southern Power had $106 million of cash collateral posted related to PPA requirements at September 30, 2026.
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

    Table of Contents                                Index to Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the nine months ended September 30, 2026, there were no material changes to Southern Company's, Alabama Power's, Georgia Power's, Mississippi Power's, Southern Power's, or Southern Company Gas' disclosures about market risk. For an in-depth discussion of each Registrant's market risks, see MANAGEMENT'S DISCUSSION AND ANALYSIS – FINANCIAL CONDITION AND LIQUIDITY – "Market Price Risk" in Item 7 of the Form 10-K and Note 1 to the financial statements under "Financial Instruments" and Notes 13 and 14 to the financial statements in Item 8 of the Form 10-K, as well as Notes (I) and (J) to the Condensed Financial Statements herein.
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
There have been no changes in Southern Power's or Southern Company Gas' internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the third quarter 2026 that have materially affected or are reasonably likely to materially affect Southern Power's or Southern Company Gas' internal control over financial reporting.
In September 2026, Southern Company, Alabama Power, Georgia Power, and Mississippi Power implemented a new customer billing application. As a result, there were certain changes to processes and procedures, which resulted in changes to Southern Company's, Alabama Power's, Georgia Power's, and Mississippi Power's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). These changes in internal controls were not made in response to any identified internal control deficiency.

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
Item 5. Other Information.
Management Changes
On October 30, 2026, Southern Company announced the following management changes, effective January 1, 2027:
•Kimberly S. Greene, currently Chairman, President, and Chief Executive Officer of Georgia Power, will serve as Executive Vice President and President, Southern Company Operations of Southern Company; and
•Stanley W. Connally, Jr., currently Executive Vice President and Chief Operating Officer of Southern Company, will serve as Chairman, President, and Chief Executive Officer of Georgia Power.
Biographical information for Ms. Greene and Mr. Connally is included in Southern Company's Annual Report on Form 10-K for the year ended December 31, 2025. Except as disclosed in Southern Company's Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, filed on April 3, 2026, there are no related-party transactions that would be required to be disclosed under Item 404(a) of Regulation S-K with respect to Ms. Greene or Mr. Connally.
Compensation decisions for Ms. Greene and Mr. Connally in their new roles have not yet been made; any material changes to their compensation will be reported in a current or periodic report within four business days after the information is determined or becomes available.
Trading Arrangements
The following table reports information regarding the adoption of "Rule 10b5-1 trading arrangements" or "non-Rule 10b5-1 trading arrangements," as defined in Item 408(a) of Regulation S-K, during the three months ended September 30, 2026 for Southern Company's directors and "officers," as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended. There were no modifications or terminations of such trading arrangements during the three months ended September 30, 2026. Unless otherwise indicated, each trading arrangement listed below is a "Rule 10b5-1 trading arrangement," provides for the sale of shares of Southern Company's common stock, commences no earlier than the expiration of the cooling-off period required by Rule 10b5-1(c)(1)(ii)(B)(1) under the Securities Exchange Act of 1934, as amended, and terminates upon the earlier of the "Expiration Date" listed below or the completion of all sales. The Subsidiary Registrants had no reportable trading arrangements for the three months ended September 30, 2026.

Name	Title	Date of Adoption	Expiration Date	Aggregate Number of Shares Covered
Bryan D. Anderson	Executive Vice President	August 10, 2026	December 8, 2027	10,639
Christopher Cummiskey	Executive Vice President	August 13, 2026	June 1, 2027	8,231(1)
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

(3) Articles of Incorporation and By-Laws

	(a)1	-	Amended and Restated By-Laws of Southern Company effective October 20, 2026, and as presently in effect. (Designated in Form 8-K dated October 20, 2026, File No. 1-3526, as Exhibit 3.1.)

(4) Instruments Describing Rights of Security Holders, Including Indentures

Southern Company

	(a)1	-	Senior Note Indenture dated as of June 1, 2026, between Southern Company and U.S. Bank Trust Company, National Association, as Trustee. (Designated in Form S-3 File No. 333-296531, as Exhibit 4.2.)

	(a)2	-
First Supplemental Indenture dated as of August 6, 2026 to Senior Note Indenture dated as of June 1, 2026, providing for the issuance of the Series 2026A 2.125% Convertible Senior Notes due December 15, 2027. (Designated in Form 8-K dated August 3, 2026, File No. 1-3526 as Exhibit 4.2.)

	(a)3	-
Second Supplemental Indenture dated as of August 6, 2026 to Senior Note Indenture dated as of June 1, 2026, providing for the issuance of the Series 2026B 3.50% Convertible Senior Notes due September 15, 2029. (Designated in Form 8-K dated August 3, 2026, File No. 1-3526 as Exhibit 4.3.)

Southern Company Gas

	(f)1	-	Southern Company Gas Capital Corporation's Series 2026A 5.00% Senior Notes due October 1, 2029, Form of Note. (Designated in Form 8-K dated September 9, 2026, File No. 1-14174 as Exhibit 4.1.)

	(f)2	-
Southern Company Gas' Guarantee related to the Series 2026A 5.00% Senior Notes due October 1, 2029. Form of Guarantee. (Designated in Form 8-K dated September 9, 2026, File No. 1-14174 as Exhibit 4.3.)

*	(f)3	-	Supplemental Indenture dated as of September 17, 2026 of Northern Illinois Gas Company to U.S. Bank Trust Company, National Association, under the Indenture dated as of January 1, 1954.

(24) Power of Attorney and Resolutions

Southern Company

	(a)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2025, File No. 1-3526 as Exhibit 24(a)1.)

Alabama Power

	(b)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2025, File No. 1-3164 as Exhibit 24(b)1.)

Georgia Power

	(c)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2025, File No. 1-6468 as Exhibit 24(c)1.)

Mississippi Power

	(d)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2025, File No. 001-11229 as Exhibit 24(d)1.)

    Table of Contents                                Index to Financial Statements

Southern Power

	(e)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2025, File No. 001-37803 as Exhibit 24(e)1.)

Southern Company Gas

	(f)	-	Power of Attorney and resolution. (Designated in the Form 10-K for the year ended December 31, 2025, File No. 1-14174 as Exhibit 24(f)1.)

(31) Section 302 Certifications

Southern Company

*	(a)1	-	Certificate of Southern Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(a)2	-	Certificate of Southern Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Alabama Power

*	(b)1	-	Certificate of Alabama Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(b)2	-	Certificate of Alabama Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)1	-	Certificate of Georgia Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(c)2	-	Certificate of Georgia Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)1	-	Certificate of Mississippi Power's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(d)2	-	Certificate of Mississippi Power's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)1	-	Certificate of Southern Power Company's Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(e)2	-	Certificate of Southern Power Company's Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)1	-	Certificate of Southern Company Gas' Chief Executive Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

*	(f)2	-	Certificate of Southern Company Gas' Chief Financial Officer required by Section 302 of the Sarbanes-Oxley Act of 2002.

(32) Section 906 Certifications

Southern Company

*	(a)	-	Certificate of Southern Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

    Table of Contents                                Index to Financial Statements

Alabama Power

*	(b)	-	Certificate of Alabama Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Georgia Power

*	(c)	-	Certificate of Georgia Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Mississippi Power

*	(d)	-	Certificate of Mississippi Power's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Power

*	(e)	-	Certificate of Southern Power Company's Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

Southern Company Gas

*	(f)	-	Certificate of Southern Company Gas' Chief Executive Officer and Chief Financial Officer required by Section 906 of the Sarbanes-Oxley Act of 2002.

(101) Interactive Data Files

*	INS	-	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
*	SCH	-	Inline XBRL Taxonomy Extension Schema Document
*	CAL	-	Inline XBRL Taxonomy Calculation Linkbase Document
*	DEF	-	Inline XBRL Definition Linkbase Document
*	LAB	-	Inline XBRL Taxonomy Label Linkbase Document
*	PRE	-	Inline XBRL Taxonomy Presentation Linkbase Document

(104) Cover Page Interactive Data File
*			Formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.

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
Date: November 4, 2026

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
Date: November 4, 2026

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
Date: November 4, 2026

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
Date: November 4, 2026

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
Date: November 4, 2026

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
Date: November 4, 2026